Form 10-Q
period 1996-06-30
UIH AUSTRALIA PACIFIC INC
filed 1996-08-29
CIK 1015611

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarter ended                June 30, 1996
                      ----------------------------------------------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to ______________________

Commission File Number:  333-05017

                          UIH Australia/Pacific, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Colorado                                       84-1341958
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 4643 South Ulster St. #1300 Denver, CO                       80237
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                                (303) 770-4001
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              [_] Yes      [X] No

  The number of shares outstanding of the registrant's common stock as of August 26, 1996 was:

  Common Stock --500 shares

                          UIH AUSTRALIA/PACIFIC, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                              Page
                                                                                             Number
                                                                                             ------
ITEM 1 - FINANCIAL STATEMENTS
- ------

          Condensed Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995 (Unaudited)..................................   2

          Condensed Consolidated Statements of Operations For the Three and Six Months
           Ended June 30, 1996 and 1995 (Unaudited).........................................   3

          Condensed Consolidated Statement of Parent's Equity
           For the Six Months Ended June 30, 1996 (Unaudited)...............................   4

          Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 1996 and 1995 (Unaudited)......................   5

          Notes to Condensed Consolidated Financial Statements (Unaudited)..................   6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------
  AND RESULTS OF OPERATIONS.................................................................  14


                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1 - LEGAL PROCEEDINGS..................................................................  18
- ------

ITEM 5 - OTHER INFORMATION..................................................................  18
- ------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................................  19
- ------

                          UIH AUSTRALIA/PACIFIC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
             (STATED IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                         JUNE 30,   DECEMBER 31,
                                                                                                           1996         1995
                                                                                                         ---------  -----------
ASSETS
    Cash and cash equivalents.........................................................................   $ 83,243       $  8,730
    Restricted cash...................................................................................     10,000             --
    Short-term investments............................................................................     70,627             --
    Receivables, including related party receivables of $2,478 and $1,623, respectively...............      3,737          2,045
    Investments in and advances to affiliated companies, accounted for under the
      equity method...................................................................................      9,133          2,829
    Property, plant and equipment, net of accumulated depreciation of $7,041 and
       $1,217, respectively...........................................................................     68,185         27,125
    License fees, net of accumulated amortization of $1,284 and $442, respectively.....................    11,862         10,693
    Goodwill, net of accumulated amortization of $1,594 and $38, respectively.........................     43,916         45,324
    Other assets, net.................................................................................     16,180          2,549
                                                                                                         --------       --------
Total assets..........................................................................................   $316,883       $ 99,295
                                                                                                         ========       ========

LIABILITIES AND PARENT'S EQUITY
    Accounts payable, accrued liabilities and other...................................................   $ 14,584       $  6,407
    Accrued funding obligation........................................................................        133          1,834
    Due to parent.....................................................................................      5,080         12,583
    Senior notes and other debt.......................................................................    231,739            890
                                                                                                         --------       --------
Total liabilities.....................................................................................    251,536         21,714
                                                                                                         --------       --------
Minority interest in subsidiaries.....................................................................      1,033          2,515
                                                                                                         --------       --------
Commitments (Note 5)
Parent's Equity:
  Common Stock $.01 par value, 1,000 shares authorized, 100 issued....................................         --             --
  Contributed capital.................................................................................    104,489         93,782
  Cumulative translation adjustments..................................................................      2,135            191
  Accumulated deficit.................................................................................    (42,310)       (18,907)
                                                                                                         --------       --------
Total Parent's equity.................................................................................     64,314         75,066
                                                                                                         --------       --------
Total liabilities and Parent's equity.................................................................   $316,883       $ 99,295
                                                                                                         ========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          UIH AUSTRALIA/PACIFIC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
                             (STATED IN THOUSANDS)
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                      ---------------------------    ------------------------
                                                                          1996           1995             1996      1995
                                                                        ---------      --------        ---------   --------

Service revenue..................................................       $  3,936       $   457         $  5,870    $   553
Operating expense, including $80, none, $165 and
  none, respectively, of related party expenses..................         (7,492)       (1,224)         (12,575)    (1,415)
General and administrative expense...............................         (2,877)       (1,254)          (5,213)    (1,643)
Depreciation and amortization....................................         (5,501)         (253)          (8,249)      (338)
                                                                        --------       -------         --------    -------
     Net operating loss..........................................        (11,934)       (2,274)         (20,167)    (2,843)

Equity in losses of affiliated companies, net....................         (1,535)       (3,780)          (2,568)    (5,274)
Interest expense.................................................         (4,208)           --           (4,208)        --
Interest income..................................................          1,260            --            1,317         --
Other............................................................            799            (2)             618         (4)
                                                                        --------       -------         --------    -------
     Net loss before minority interest...........................        (15,618)       (6,056)         (25,008)    (8,121)
Minority interest in subsidiaries................................            879           186            1,605        239
                                                                        --------       -------         --------    -------
     Net loss....................................................       $(14,739)      $(5,870)        $(23,403)   $(7,882)
                                                                        ========       =======         ========    =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

              CONDENSED CONSOLIDATED STATEMENT OF PARENT'S EQUITY
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
                   (STATED IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                CUMULATIVE
                                                COMMON STOCK      CONTRIBUTED  TRANSLATION   ACCUMULATED
                                             SHARES      AMOUNT     CAPITAL     ADJUSTMENT     DEFICIT        TOTAL
                                             ------      -------    -------     ----------     -------        -----
Balances, December 31, 1995..............    100         $ --       $93,782       $  191      $(18,907)      $ 75,066
Capital contributions from parent........     --           --        10,707           --            --         10,707
Cumulative translation adjustment........     --           --            --        1,944            --          1,944
Net loss.................................     --           --            --           --       (23,403)       (23,403)
                                             ---         ----      --------       ------      --------       --------
Balances, June 30, 1996..................    100         $ --      $104,489       $2,135      $(42,310)      $ 64,314
                                             ===         ====      ========       ======      ========       ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
                             (STATED IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    FOR THE SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                   --------------------------
                                                                                                       1996          1995
                                                                                                   -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.....................................................................................         $ (23,403)    $ (7,882)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization..............................................................             8,249          338
  Equity in losses of affiliated companies, net..............................................             2,568        5,274
  Minority interest share of losses..........................................................            (1,605)        (239)
  Accretion of interest on senior notes......................................................             4,064           --
  Increase in receivables....................................................................            (1,388)        (280)
  (Increase) decrease in other assets........................................................            (5,946)         706
  Increase in accounts payable, accrued liabilities,
      including related party and other......................................................             9,540        1,111
                                                                                                      ---------     --------
Net cash flows from operating activities.....................................................            (7,921)        (972)
                                                                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments...........................................................           (70,627)          --
Restricted cash..............................................................................           (10,000)          --
Investments in and advances to affiliated companies and other investments....................           (10,450)     (21,247)
Increase in goodwill.........................................................................              (218)          --
Acquisition, transaction and development costs incurred......................................                --         (781)
Purchase of property, plant and  equipment...................................................           (43,610)      (5,986)
                                                                                                      ---------     --------
Net cash flows from investing activities.....................................................          (134,905)     (28,014)
                                                                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from parent............................................................            10,707       23,715
Proceeds from offering of senior notes.......................................................           225,115           --
Deferred debt offering costs.................................................................            (9,411)          --
Borrowing on bridge loan payable to parent...................................................            15,073        5,400
Payment of bridge loan payable to parent.....................................................           (25,000)          --
                                                                                                      ---------     --------
Net cash flows from financing activities.....................................................           216,484       29,115
                                                                                                      ---------     --------
EFFECT OF EXCHANGE RATES ON CASH.............................................................               855          157
                                                                                                      ---------     --------
INCREASE IN CASH AND CASH EQUIVALENTS........................................................            74,513          286
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................             8,730           --
                                                                                                      ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................         $  83,243     $    286
                                                                                                      =========     ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF JUNE 30, 1996
                    (MONETARY AMOUNTS STATED IN THOUSANDS)
                                  (UNAUDITED)

1.   ORGANIZATION AND BACKGROUND

     UIH Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of UIH Asia/Pacific, Inc. as of June 30, 1996, which is a wholly-owned subsidiary of United International Holdings, Inc. ("UIHI"), was formed on October 14, 1994. The Company completed an offering (the "Offering") of 14% Senior Discount Notes (the "Notes") due 2006, on May 14, 1996. The Notes were issued at a discount to their aggregate principal amount of $443,000 and generated gross proceeds to the Company of approximately $225,115.

     In connection with the Offering, UIHI merged into the Company UIHI's subsidiaries that held interests in operating properties and early stage projects in Australia and the South Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIHI's foreign multi-channel television, programming and mobile data interests in Australia, Tahiti and New Zealand since inception. The Company commenced operations in January 1994 when UIHI began its development related activities in the Australia/Pacific region. The Company reflected all of the transfers from UIHI as a capital contribution from parent in the accompanying consolidated financial statements. The accompanying consolidated financial statements have been prepared as though the Company made investments in the following entities on the original date UIHI or certain of its wholly-owned subsidiaries made the investment:

     . The Company acquired, through directly and indirectly held interests, an effective 50.0% economic interest in two companies that form CEtv in 1994. In December 1995, the Company increased its effective economic interest in CEtv to 90%. In May 1996, the Company increased its effective economic interest in CEtv to 94% and has agreed, subject to certain conditions, to acquire the remaining 6%. The companies that comprise CEtv (CTV Pty Ltd. ("CTV") and STV Pty Ltd ("STV")) have acquired Multi-point Microwave Distribution Systems ("MMDS") licenses to supply subscription television services to television households in the north, northeastern and southern regions of Australia outside of the country's largest cities and are currently constructing multi-channel television systems to service many of the television homes in their license areas. Those homes that cannot be served by MMDS will be serviceable by a direct to home ("DTH") satellite service marketed by CEtv.

     . The Company acquired an effective 90% economic interest in Telefenua S.A. ("Telefenua") in January 1995. The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. Telefenua operates, since March 1995, the only multi-channel subscription television system on the islands of Tahiti and Moorea in French Polynesia.

     . In July 1994, the Company acquired a 50% interest in Saturn Communications Limited ("Saturn"). Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for 2.6% of its common stock.

     . XYZ Entertainment Pty Ltd ("XYZ Entertainment") is an Australian proprietary company incorporated in New South Wales. Century United Programming Ventures Pty Limited, an Australian corporation ("CUPV"), owned equally by the Company and Century Communications Corp. ("Century"), holds a 50% interest in XYZ Entertainment. In October 1994, the Company acquired an initial 50% interest in XYZ Entertainment. In September 1995, a third party purchased a 50% interest in XYZ Entertainment, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%.

                          UIH AUSTRALLA/PACIFIC, INC.

                                  (UNAUDITED)

     . In August 1995, the Company acquired a 100% interest in United Wireless Pty Limited ("United Wireless"), a provider of wireless mobile data services in Australia, serving primarily Sydney and Melbourne, and is in the initial stages of deploying its distribution network and marketing its services.

     The Company has no operating activities of its own. The Company, prior to the Offering discussed above, had been funded by capital contributions and loans from UIHI which enabled it to make its investments in the entities described above.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control. During the year ended December 31, 1995, the Company consolidated Telefenua, and subsequent to August 31, 1995, United Wireless. Due to the Company's acquisition of the majority economic interest in CEtv in late December 1995, the accompanying December 31, 1995 condensed consolidated balance sheet includes the accounts of CTV and STV as of December 31, 1995. The Company recognized equity losses from its investments in CTV and STV through December 31, 1995. The Company began consolidating the operations of CTV and STV January 1, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. Exchange rates used are as of June 30, 1996, unless otherwise noted.

In management's opinion, the unaudited financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months. The short-term investments which are classified as held to maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") are stated at amortized cost.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     The Company accounts for its investments under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's share of net earnings or losses of affiliates includes the amortization of basis differences related to the excess of cost over net tangible assets acquired. Investments in and advances to affiliated companies are as follows:

                          UIH AUSTRALLA/PACIFIC, INC.

                                  (UNAUDITED)


                                                                    AS OF
                                                                JUNE 30, 1996
                                      -------------------------------------------------------------------------
                                         INVESTMENTS IN         CUMULATIVE EQUITY      CUMULATIVE
                                         AND ADVANCES TO          IN LOSSES OF         TRANSLATION
                                      AFFILIATED COMPANIES    AFFILIATED COMPANIES     ADJUSTMENTS       TOTAL
                                      ---------------------   ---------------------    -----------       ------
Saturn..........................            $  11,629                $ (2,733)             $237          $9,133
XYZ Entertainment...............               13,356(1)              (13,466)              110              --
                                            ---------                --------              ----          ------
                                            $  24,985                $(16,199)             $347          $9,133
                                            =========                ========              ====          ======

(1) Includes $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ Entertainment in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued a funding obligation of $133 as of June 30, 1996.

                                                                    AS OF
                                                                JUNE 30, 1996
                                      -------------------------------------------------------------------------
                                         INVESTMENTS IN         CUMULATIVE EQUITY      CUMULATIVE
                                         AND ADVANCES TO          IN LOSSES OF         TRANSLATION
                                      AFFILIATED COMPANIES    AFFILIATED COMPANIES(1)  ADJUSTMENTS       TOTAL
                                      ---------------------   ---------------------    -----------       ------
Saturn..........................          $    4,520                 $ (1,803)             $112          $2,829
XYZ Entertainment...............              11,718(2)               (11,828)              110              --
                                          ----------                 --------              ----          ------
                                          $   16,238                 $(13,631)             $222          $2,829
                                          ==========                 ========              ====          ======

(1) Does not include cumulative equity losses from CEtv of $3,763, as CEtv's balance sheet is consolidated at December 31, 1995.

(2) Includes $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ Entertainment in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued a funding obligation of $1,834 as of December 31, 1995.

     The Company recognized $1,638 and $11,729 of equity losses from XYZ Entertainment for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively, including $133 and $1,834 of additional equity losses associated with the Company's accrued funding obligation to XYZ Entertainment as of June 30, 1996 and December 31, 1995, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment, however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives as shown below.

                                                   Average Years
                                                   -------------
          Cable plant.........................          5-10
          Other fixed assets..................           3-5
          Furniture and fixtures..............            10
          Leasehold improvements..............          6-10

LEASED ASSETS

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

                          UIH AUSTRALLA/PACIFIC, INC.

                                  (UNAUDITED)


LICENSE FEES

     The acquisition of MMDS licenses has been recorded at cost. The cost to acquire these licenses, $8,890, acquired for a 5-year period for Australia, will be amortized over the initial license period. They are renewable every 5 years. In Tahiti, the license rights, totaling $2,225, are amortized over a 10-year period.

GOODWILL

     The Company's acquisition of an additional 40% economic interest in CTV and STV was recorded as a step acquisition. The majority of the purchase price of $45,081 was recorded as goodwill as the underlying net book value of all identifiable tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill of $44,790 was recorded and is being amortized over 15 years beginning January 1, 1996.

RECOVERABLE AMOUNTS OF TANGIBLE AND INTANGIBLE ASSETS

     The carrying amount of all tangible and intangible assets are reviewed at least annually to determine whether they exceed their recoverable amount. Such amounts are deemed recoverable so long as projected undiscounted net cash flows from each asset exceeds the carrying amounts. If not, a provision is made to reduce the carrying amount to equal the discounted projected cash flows (or fair value).

REVENUE RECOGNITION

     Monthly service and installation fees are recognized as revenue in the period the related services are provided to the subscribers.

INCOME TAXES

     The Company is included as a member of UIHI's consolidated tax return and will remain a member of the UIHI consolidated group (as long as non-UIHI ownership of the Company does not exceed 20%). UIHI and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIHI. In general, UIHI is responsible for filing consolidated tax returns and paying the associated taxes and the Company will reimburse UIHI for the portion of the tax cost relating to the Company and its operations.

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS 109.

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at yearend and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's equity.

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)


     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of the transactions.

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period end exchange rates. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies is reported as a separate line below cash flows from financing activities.

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which is required to be adopted by affected companies for fiscal years beginning after December 15, 1995. However, the Company does not have any stock-based compensation plans.

3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to affiliated companies accounted for under the equity method amount to $9,133 and $2,829 as of June 30, 1996 and December 31, 1995, respectively. (See Note 2 for detail.)

     Condensed financial information for the Company's significant equity investees is presented below.

CTV

     Condensed consolidated income statement data for CTV, stated in U.S. dollars, and which is derived from unaudited interim financial statements, is as follows (CTV is consolidated for balance sheet purposes at December 31, 1995 and effective January 1, 1996 for income statement purposes):

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                     JUNE 30, 1995
                                                                                               ------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA
     Operating, selling, general and administrative expenses........................                     $(1,106)
     Depreciation and amortization..................................................                         (31)
                                                                                                         -------
       Net operating loss...........................................................                      (1,137)
     Interest, net..................................................................                         713
     Other..........................................................................                         248
                                                                                                         -------
       Net loss.....................................................................                     $  (176)
                                                                                                         =======

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)

STV

     Condensed consolidated income statement data for STV, stated in U.S. dollars, and which is derived from unaudited interim financial statements, is as follows (STV is consolidated for balance sheet purposes at December 31, 1995 and effective January 1, 1996 for income statement purposes):

                                                                                      FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,  1995
                                                                                  --------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA
     Operating, selling, general and administrative expenses..........                     $(913)
     Depreciation and amortization....................................                       (30)
                                                                                           -----
       Net operating loss.............................................                      (943)
     Interest, net....................................................                       271
                                                                                           -----
       Net loss.......................................................                     $(672)
                                                                                           =====

XYZ ENTERTAINMENT

     Condensed consolidated income statement data for XYZ Entertainment stated in U.S. dollars, and which is derived from unaudited interim financial statements, is as follows:

                                                                                               FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                           --------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA                                               1996       1995(1)
                                                                                                ----       -------
     Revenue...................................................................              $ 3,190       $    74
     Operating, selling, general and administrative expenses...................               (9,224)       (6,622)
     Depreciation and amortization.............................................               (1,259)       (1,010)
                                                                                              -------       -------
       Net operating loss......................................................               (7,293)       (7,558)
     Other.....................................................................                  966            46
                                                                                              -------       -------
       Net loss................................................................              $(6,327)      $(7,512)
                                                                                              =======       =======

(1)   XYZ Entertainment was formed during late 1994.

SATURN

     Condensed consolidated income statement data for Saturn, stated in U.S. dollars which is derived from unaudited interim financial statements, is as follows:

                                                                                               FOR THE SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                           --------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA                                               1996       1995
                                                                                                ----       ----
     Revenue...................................................................              $   104        $   51
     Operating, selling, general and administrative expenses...................               (1,696)         (822)
     Depreciation and amortization.............................................                 (186)         (204)
                                                                                              -------          ----
       Net operating loss......................................................               (1,778)         (975)
     Other.....................................................................                   53            (2)
                                                                                              -------       -------
       Net loss................................................................              $(1,725)        $(977)
                                                                                              =======       =======

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)


4.   SENIOR NOTES AND OTHER DEBT

     The senior notes and other debt consist of the following as of June 30, 1996 and December 31, 1995:

                                                             AS OF                   AS OF
                                                            JUNE 30,              DECEMBER 31,
                                                              1996                    1995
                                                            -------               ------------
The Notes.........................................           $229,142                 $  --
Capitalized lease obligation......................              2,597                   890
                                                             --------                 -----
                                                             $231,739                 $ 890
                                                             ========                 =====

     The $229,142 of 14% senior notes were issued in May 1996 at a discount from their principal amount of $443,000 and accrete interest at a rate of 14% compounded semi-annually. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001.

5.   COMMITMENTS

     On July 24, 1994 and October 12, 1995, CTV and STV, respectively, entered into a franchise agreement with Australis Media Limited ("Australis"). The franchise provides for CTV and STV to have access to Australis programming in their franchise areas and be the sole Australis franchisee in their regions on all medium, being MMDS, satellite and cable. CEtv acquires the majority of its programming from Australis. Although there are a limited number of programmers from which CEtv could acquire programming, if the programmer is not able to provide the programming to CEtv, CEtv could experience a loss of subscribers, resulting in a loss of revenue, which would adversely affect the operating results of CEtv.

     Under the agreement, certain minimum payments are due based on a proportion of subscriber revenue. The future commitments are dependent upon the number of subscribers.

     A wholly-owned subsidiary of the Company guaranteed $10,000 of obligations of Australis. This guarantee is secured by a cash deposit of $10,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

6.  RELATED PARTY

     In connection with the reorganization discussed in Note 1, the Company and UIHI executed a 10-year management services agreement (the "UIHI Management Agreement"), pursuant to which UIHI will continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. For the six months ended June 30, 1996 and 1995, UIHI allocated approximately $375 and $459 to the Company for such services. Pursuant to the UIHI Management Agreement, UIHI will be paid a management fee of $750 for the first year of such agreement, which fees shall increase on the first anniversary date of the UIHI Management Agreement and each anniversary date thereafter by 8% per year. In addition, the Company shall reimburse UIHI for any out-of-pocket expenses incurred by UIHI in performance of its duties under the UIHI Management Agreement, including travel, lodging and entertainment expenses.

     UIHI has executed technical assistance agreements with CTV and STV pursuant to which it will provide various management and technical services. Under the agreements, UIHI receives a management fee equal to 5% of CTV and STV's total revenue for the first two years, 4% for the next six years, 3% for the following two years and 2% thereafter. In addition, UIHI is reimbursed for all direct costs associated with services it provides for CEtv. CEtv's managing director, chief operating officer and marketing director are employees of UIHI that have been seconded to CEtv and UIHI has also appointed five other management personnel which are seconded to CEtv and five of six directors.

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)

     UIHI and Telefenua have executed a technical services agreement whereby UIHI has agreed to provide technical, administrative and operational assistance to Telefenua encompassing the following areas: (i) engineering, design, construction, and equipment purchasing, (ii) marketing, pricing and packaging of services, (iii) selection of programming and negotiations with suppliers, and
(iv) accounting, billing and subscriber management systems. UIHI receives a management fee equal to 5% of Telefenua's gross revenue through 1996, 3% of gross revenue for the following 12 months, and 2% thereafter.

     Saturn and UIHI have executed a technical services agreement pursuant to which UIHI provides technical, administrative and operational assistance to Saturn encompassing the following areas: (i) engineering, design, construction, and equipment purchasing, (ii) marketing, pricing and packaging of services,
(iii) selection of programming and negotiations with suppliers and (iv) accounting, billing and subscriber management systems. UIHI receives a management fee equal to 5% of Saturn's gross revenue through July 1999. UIHI is also reimbursed for all direct and indirect costs associated with these services. The managing director, construction manager and vice president of engineering are employees of UIHI that have been seconded to Saturn pursuant to the terms of the technical services agreement.

     Included in the amount due to parent as of June 30, 1996 are the following:

Payable to UIHI for management fee and invoices paid by UIHI on the Company's  behalf........           $1,573
CEtv technical assistance agreements.........................................................            1,878
Telefenua technical assistance agreement.....................................................            1,570
United Wireless payable to UIHI..............................................................               59
                                                                                                         ------
                                                                                                        $5,080
                                                                                                         ======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                    (MONETARY AMOUNTS STATED IN THOUSDANDS)

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding the Company's financial activities and condition.

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational and start-up activities, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction and initial marketing of service by the operating companies.

     The Company has no employees of its own. UIHI, the Company's parent, provides various management, financial reporting, accounting, and other services for the Company pursuant to the terms of the UIHI Management Agreement between UIHI and the Company. CEtv, Saturn and Telefenua are also parties to technical service agreements with UIHI for which such operating companies pay to UIHI fees based, in part, on their respective gross revenues. (See Note 6 of the condensed consolidated financial statements.)

     Impact of CEtv Transaction. In December 1995, the Company acquired an additional 40% economic interest in CEtv, increasing its total effective economic interest in both companies to approximately 90% (the "CEtv Transaction"). As a result of the CEtv Transaction, on January 1, 1996, the Company began consolidating the results of operations of CEtv. Through December 31, 1995, the Company accounted for its interest in CEtv on the equity method. In May 1996, the Company increased its effective economic interest in CEtv to 94% and has agreed to acquire the remaining 6%, subject to certain conditions. By consolidating the financial results of CEtv, the Company will recognize the full amount of CEtv's losses or income. As CEtv is in the early stages of operations and construction of its multi-channel television systems, CEtv will continue to incur losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated negative cash flow from operating activities for all periods presented as a result of start-up costs associated with CEtv, Telefenua, Saturn, XYZ Entertainment and United Wireless (the "Operating Companies") constructing and marketing their multi-channel television and telecommunications services and establishing the organizational infrastructure required for the operation of their businesses. The Company is responsible for its proportionate share of the capital requirements of the Operating Companies and prior to completion of the Offering funded its share with capital contributed by UIHI.

     In May 1996, the Company raised total gross proceeds of $225,115 from the private offering (the "Offering") of $443,000 aggregate principal amount of the 14% Senior Discount Notes due 2006 (the "Notes"). The proceeds will be primarily used to fund system construction and initial marketing costs and working capital requirements of the Operating Companies as discussed in the table on the following page.

     From commencement of operations to May 1996, the Company was financed by capital contributed by UIHI. During the six months ended June 30, 1995 UIHI contributed $23,715 to the Company and made bridge loans of $5,400 to CEtv, $15,187 of which was used to finance the Company's investments in CEtv, XYZ Entertainment and Saturn. Approximately $781 was used for costs incurred in the acquisition and development of its projects, the majority of which was for Telefenua. The Company used $6,060 million in cash to fund the operations of Telefenua. Approximately $5,986 was used for the purchase of property, plant and equipment by Telefenua as it is in the process of building its MMDS system. The remainder was used in operations.

     During the six months ended June 30, 1996, UIHI contributed capital of $10,707 to the Company and made bridge loans of $15,073 to CEtv and Telefenua. In addition, as noted above, the Company raised $225,115 gross proceeds from the
Offering.   The bridge loans were used to fund the construction and initial marketing of CEtv's and Telefenua's systems. The Company also made $10,450 in capital contributions to Saturn and XYZ Entertainment during the six months ended June 30, 1996 using the capital contributed to it by UIHI. Approximately $45,249 was used for the purchase of property, plant and equipment by CEtv and Telefenua as these systems are in the process of building their MMDS and DTH systems. The Company purchased $70,627 of short-term investments in connection with its cash management activities. The remainder was used in operations.

     In May 1996, the Company acquired $25,000 of the CEtv bridge loans and repaid UIHI with proceeds from the Offering. Approximately $5,000 of bridge loans were converted into convertible debentures of Telefenua prior to closing of the Offering. In May 1996, the remaining CEtv bridge loans were converted to equity of CEtv. The remaining Telefenua bridge loans acquired by the Company will be either (i) repaid by Telefenua after which time the Company would invest the proceeds of such repayment as permitted under its indenture or (ii) converted by the Company into capital of Telefenua.

     The following table summarizes the Company's remaining projected funding requirements for its projects based on its ownership interest as of June 30, 1996 and assuming its acquisition of the remaining interests in CEtv and Saturn. To the extent that the other shareholders of CEtv, Telefenua or XYZ Entertainment fail to fund their pro rata share of the additional shareholder capital for such Operating Companies, the Company may fund all or a portion of such shortfall, in which case the shareholder's ownership interest would be diluted proportionately. The Company has monthly capital commitments to XYZ Entertainment that total approximately $5,217 through December 31, 1996. To the extent the Company fails to make any capital contribution to XYZ Entertainment, it would face significant and punitive dilution.

                                                                             PROJECTED FUNDING
                                                       ------------------------------------------------------------------
                                                       TOTAL EXPECTED       PORTION FUNDED AS OF          REMAINING AS OF
LOCATION              TYPE OF PROJECT                    FUNDINGS              JUNE 30, 1996               JUNE 30, 1996
- --------              ---------------                    --------              -------------               -------------
Australia (CEtv)      MMDS/DTH systems                   $343,067                $ 70,436(1)                  $272,631
New Zealand           Cable system                         83,254                  11,590                       71,664
Tahiti                MMDS system                          17,373                  15,120                        2,253
Australia (XYZ)       Programming                          14,328                   9,111                        5,217
United Wireless       Mobile data services                  8,201                   2,286                        5,915
                                                         --------                --------                     --------
                                                         $466,223                $108,543                     $357,680
                                                         ========                ========                     ========

(1) Does not include the $50,700 paid by the Company to other shareholders of CEtv to increase its ownership interest.

     The Company believes that it will be required to fund a total of approximately $357,680 to build-out its existing projects over the next four years. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. To fund this amount, in addition to the cash on hand, the Company intends to raise additional capital through the sale of its equity securities and/or further issuances of debt either by the Company or the Operating Companies. The Company's indenture and UIHI's indentures place restrictions on the Company and certain of its subsidiaries with respect to incurring additional debt.

     The Company used $10,000 of the net proceeds in May 1996 of the Offering to fund the acquisition of UIH AML from UIHI. UIH AML was formed by UIHI to make or procure guarantees of $10,000 in borrowings by Australis under an Australis bank facility (the "Australis Bank Facility"). UIHI contributed $10,000 in cash to UIH AML, which cash is restricted for as long as UIH AML is guaranteeing borrowings under the Australis Bank Facility. Such restricted cash would be released at such time that UIH AML is released from its obligation under the Australis Guarantee unless the cash was used to refinance a portion of the Australis Bank Facility; however, the Company and the other guarantors (the "Guarantors") would be responsible for funding its pro rata share of the repayment shortfall up to its total guarantee, which in the case of UIH AML is $10,000. In connection with the guarantee, UIH AML received warrants to purchase approximately 4.2 million ordinary shares or convertible notes of Australis at an exercise price of A$0.20 per share. To the extent amounts are paid pursuant to the guarantees, each Guarantor may elect to have its pro rata portion of such amounts converted, at the rate of A$0.545 per note or share, into ordinary shares or convertible notes of Australis. In addition, at any time during the term of such guarantees, any Guarantor may elect to refinance a portion of the Australis Bank Facility by converting all or a portion of the amount of its guarantee into ordinary shares or convertible notes on the same terms. UIH AML has agreed, subject to certain conditions, to acquire $4,000 of ordinary shares or convertible notes of Australis by converting a portion of the Australis Guarantee or exercising the Australis Warrants. Australis, in late August, announced that it concluded a joint venture agreement with OptusVision for the sharing of DTH Satellite infrastructure and has put in place equity commitments of $105,000 and additional short-term funding of A$18,000. A key benefit of the OptusVision joint venture for Australis will be substantially reduced funding requirements over the first 5 years of operations. The joint venture arrangements are subject to Australis receiving the consent of existing U.S. Noteholders and to completion of a recapitalization plan of not less than $250,000 including equity commitments and a new U.S. offering. The arrangements are also subject to clearance by the Australian Competition and Consumer Commission, who have already been contacted by the parties. This is expected to be completed by October 1996. Australis has announced that its ability to continue as a going concern is dependent on the success of the equity offering.

RESULTS OF OPERATIONS

     The Company has experienced losses since its inception. The Operating Companies are in the early stages of construction and marketing their multi-channel television systems and programming services. The Company does not currently anticipate that such Operating Companies will generate net income during the foreseeable future as they are completing construction of their respective multi-channel television and telecommunications systems and programming services.

     Service Revenue. The Company's service revenue, as compared to the corresponding prior year amounts, increased $3,479 (761%) and $5,317 (961%) during the three and six months ended June 30, 1996 and 1995, respectively. The increase is primarily due to CEtv ($3,059 and $4,127 for the three and six month periods, respectively), which launched service in August 1995 and Telefenua ($324 and $1,190 for the three and six month periods, respectively) which launched service in March 1995.

     Operating Expense. The Company's operating expense, as compared to the corresponding prior year amounts, increased $6,268 (512%) and $11,160 (789%) during the three and six months ended June 30, 1996 and 1995, respectively. The increase is due to (i) the consolidation of CEtv ($6,619 and $10,842 for the three and six month periods, respectively) effective January 1, 1996 which launched service in August 1995, and (ii) the acquisition of United Wireless ($372 and $660 for the three and six month periods, respectively) in September 1995, at which time the Company began consolidating its results. This increase was offset by an increase and decrease in Telefenua ($230 and $342 for the three and six month periods, respectively) which launched service in March 1995.

     General and Administrative Expense. The Company's general and administrative expense for the three and six months ended June 30, 1996 increased $1,623 (129%) and $3,570 (217%), respectively, as compared to the corresponding prior year amounts primarily due to (i) the consolidation of CEtv ($1,967 and $3,261 for the three and six month periods, respectively) effective January 1, 1996 which launched service in August 1995, (ii) the consolidation of Telefenua ($522 and $84 for the three and six month periods, respectively) which launched service in March 1995 and (iii) the acquisition of United Wireless ($8 and $151 for the three and six month periods, respectively) in September 1995, at which time the Company began consolidating its results.

     Depreciation and Amortization. The Company's depreciation and amortization increased $5,248 (2,074%), and $7,911 (2,341%) during the three and six months ended June 30, 1996 and 1995, respectively, due primarily to the acquisition of CEtv and the launch of its system in August 1995 and due to Telefenua launching its system in March 1995.

     Equity in Losses of Affiliated Companies, Net. The Company recognized equity in losses of affiliated companies as follows:

                                                        FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,
                                                      ------------------------------
                                                            1996          1995
                                                        ------------  ------------
CEtv(1)...........................................           $   --         $   61
Saturn(2).........................................               529           273
XYZ Entertainment(3)..............................             1,006         3,446
                                                              ------        ------
  Total equity in losses of affiliated
  companies, net..................................            $1,535        $3,780
                                                              ======        ======

                                                        FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                      ----------------------------
                                                         1996               1995
                                                      ---------          ---------
CEtv(1)...........................................        $   --          $  351
Saturn(2).........................................           930             534
XYZ Entertainment(3)..............................         1,638           4,389
                                                          ------          ------
  Total equity in losses of affiliated
  companies, net..................................        $2,568          $5,274
                                                          ======          ======

(1) The Companies that comprise CEtv were incorporated in mid-1994. The Company acquired an initial interest in these companies in the fall of 1994 and increased its economic interest in these companies to 90% in late December 1995. CEtv launched its first MMDS system in August 1995.
(2) The Company acquired a 50% interest in Saturn in July 1994. In 1995, Saturn initiated engineering and design work and started system construction and, accordingly, incurred greater losses in 1996 as compared to 1995.
(3) XYZ Entertainment was formed in October 1994 and began distributing its four channels in April 1995.

     Interest Expense. Interest expense increased due to the sale of the Notes in May 1996 discussed in Note 1 to the condensed consolidated financial statements. The Notes accrete interest at a rate of 14% compounded semi-annually.

     Interest Income. Interest income increased due to the cash received from the Company's issuance of the Notes in May 1996 discussed above.

                          PART II - OTHER INFORMATION


 ITEM 1 - LEGAL PROCEEDINGS

     The company does not believe that, if resolved adversely to the Company, any action to which it is a party or is otherwise described herein would have a material adverse effect on its financial condition or results of operations and, other than as described herein, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     The territorial government of Tahiti has legally challenged the Decree and authority of the CSA to award Telefenua the authorizations to operate an MMDS system in French Polynesia. The French Polynesian's challenge to France's authority to award Telefeuna an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. A law recently enacted by the French Parliament gives Telefenua a statutory basis for seeking a new authorization from the communications agency, should the existing authorization be nullified. The Company believes that if the existing authorization is nullified and Telefenua is unable to obtain a new authorization, Telefenua may petition for restitution for the taking of such authorization. If Telefenua does not obtain a new authorization, however, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

     The following table sets forth certain unaudited financial and operating data of the operating Companies.

                                                     AS OF JUNE 30, 1996
                        ------------------------------------------------------------------------------------
                          TELEVISION
                           HOMES IN                                                          ECONOMIC
                            SERVICE         HOMES                                           OWNERSHIP
OPERATING SYSTEM             AREA           PASSED        SUBSCRIBERS     PENETRATION        INTEREST
- ----------------             ----           ------        -----------     -----------        --------
CEtv
 MMDS(1).............        800,000        471,000          19,076           4.1%              94.0%(2)
 DTH.................        700,000        700,000          10,206           1.5%                 --
Saturn...............        141,000          6,000           1,125          18.8%             100.0%
Telefenua............         31,000         17,458           4,361          25.0%              90.0%
XYZ Entertainment....            N/A(3)         N/A         207,666(4)         N/A              25.0%
                           ---------      ---------         -------
   Total.............      1,672,000      1,194,458         242,434
                           =========      =========         =======

(1) CEtv intends to construct MMDS systems in markets containing approximately 800,000 television homes. Homes in these markets which are out of the line-of-sight of the MMDS signals will be offered the DTH service which CEtv is marketing on an exclusive basis.
(2) The Company has agreed, subject to certain conditions, to acquire the remaining 6% in CEtv.
(3) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.0 million television households by Australian multi-channel television providers, including CEtv, Australis, Foxtel Management Pty Limited and East Coast Television Pty Limited.
(4) Total estimated subscribers to the eight channel Galaxy package to which XYZ Entertainment supplies four channels.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K filed during the quarter.


      Date of Report       Item Reported         Financial Statements Filed
      --------------       -------------         --------------------------
      None

SIGNATURES
- ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:       August 26, 1996
     -------------------------------



By:       /S/ Bernard G. Dvorak
     --------------------------
       Bernard G. Dvorak
       Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)