Form 10-Q
period 1996-09-30
UIH AUSTRALIA PACIFIC INC
filed 1996-11-14
CIK 1015611

                          UIH AUSTRALIA/PACIFIC, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                    Page
                                                                                   Number
                                                                                   ------

ITEM 1 - FINANCIAL STATEMENTS
------

  Condensed Consolidated Balance Sheets as of
   September 30, 1996 and December 31, 1995 (Unaudited)..........................       2

  Condensed Consolidated Statements of Operations For the Three and Nine Months
   Ended September 30, 1996 and 1995 (Unaudited).................................       3

  Condensed Consolidated Statement of Stockholders' Equity
   For the Nine Months Ended September 30, 1996 (Unaudited)......................       4

  Condensed Consolidated Statements of Cash Flows
   For the Nine Months Ended September 30, 1996 and 1995 (Unaudited).............       5

  Notes to Condensed Consolidated Financial Statements (Unaudited)...............       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   AND RESULTS OF OPERATIONS...............................................      15


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - LEGAL PROCEEDINGS.......................................................      19
------

ITEM 5 - OTHER INFORMATION.......................................................      19
------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................................      20
------


                          UIH AUSTRALIA/PACIFIC, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                          SEPTEMBER 30,   DECEMBER 31,
                                              1996           1995
                                          --------------  -------------
ASSETS
    Cash and cash equivalents...........       $ 69,228       $  8,730
    Restricted cash.....................         10,000             --
    Short-term investments..............         27,630             --
    Receivables, including related
     party receivables of $4,627 and
     $1,623, respectively...............          5,635          2,045
    Investments in and advances to
     affiliated companies, accounted for
     under the equity method............             --          2,829
    Property, plant and equipment, net
      of accumulated depreciation of
      $13,185 and $1,217, respectively..        130,435         27,125
    License fees, net of accumulated
     amortization of $1,890 and $442,
     respectively.......................         11,173         10,693
    Goodwill, net of accumulated
     amortization of $2,547 and $38,
     respectively.......................         52,171         45,324
    Other assets, net...................         18,890          2,549
                                               --------       --------
Total assets............................       $325,162       $ 99,295
                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable, accrued
     liabilities and other..............       $ 29,123       $  6,407
    Accrued funding obligation..........          1,173          1,834
    Due to parent.......................          5,902         12,583
    Senior notes and other debt.........        241,039            890
                                               --------       --------
Total liabilities.......................        277,237         21,714
                                               --------       --------
Minority interest in subsidiaries.......            578          2,515
                                               --------       --------
Commitments (Note 5)
Stockholders' Equity:
    Common Stock $.01 par value, 1,000
     shares authorized, 500 and 487
     issued and outstanding,
     respectively.......................             --             --
    Additional paid-in capital..........        112,246         93,782
    Unrealized loss on investment.......           (784)            --
    Cumulative translation adjustments..          2,121            191
    Accumulated deficit.................        (66,236)       (18,907)
                                               --------       --------
Total stockholders' equity..............         47,347         75,066
                                               --------       --------
Total liabilities and stockholders'            $325,162       $ 99,295
 equity.................................       ========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          UIH AUSTRALIA/PACIFIC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------------------  ----------------------------
                                               1996             1995          1996             1995
                                          -------------    -------------  -----------      -----------
Service and other revenue...............  $  7,392           $   599       $ 13,262         $  1,152
System operating expense, including
 $155, none, $320 and none, respectively,
 of related party expenses..............    (9,190)             (455)       (18,914)          (1,870)
System selling, general and
 administrative expense.................    (6,455)             (452)       (13,987)          (1,636)
Corporate general and administrative
 expense................................      (214)             (229)          (746)            (688)
Depreciation and amortization...........    (7,686)             (301)       (15,935)            (639)
                                          --------           -------       --------         --------
     Net operating loss.................   (16,153)             (838)       (36,320)          (3,681)

Equity in losses of affiliated
 companies, net.........................    (1,933)           (7,244)        (4,501)         (12,518)
Gain on sale of investment in
 affiliated company.....................        --             4,132             --            4,132
Interest expense........................    (8,647)               --        (12,855)              --
Interest income.........................     1,967                --          3,284               --
Other income (expense)..................       383               (29)         1,001              (33)
                                          --------           -------       --------         --------
     Net loss before minority interest..   (24,383)           (3,979)       (49,391)         (12,100)

Minority interest in subsidiaries.......       457                70          2,062              309
                                          --------           -------       --------         --------
     Net loss...........................  $(23,926)          $(3,909)      $(47,329)        $(11,791)
                                          ========           =======       ========         ========

Net loss per common share...............  $(47,948)          $(8,027)      $(96,393)        $(24,211)
                                          ========           =======       ========         ========

Weighted average number of common shares
   outstanding..........................       499               487            491              487
                                          ========           =======       ========         ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                       ADDITIONAL  UNREALIZED   CUMULATIVE
                                       COMMON STOCK     PAID-IN      LOSS ON    TRANSLATION  ACCUMULATED
                                     SHARES    AMOUNT   CAPITAL    INVESTMENT   ADJUSTMENT     DEFICIT       TOTAL
                                     ------    ------   ---------  ----------   -----------  -----------    --------
Balances, December 31, 1995........      487    $  --    $ 93,782    $  --        $  191     $(18,907)  $ 75,066
Capital contributions from parent..       --       --      10,664       --            --           --     10,664
Acquisition of remaining 50%
   interest in Saturn..............       13       --       7,800       --            --           --      7,800
Unrealized loss on investment......       --       --          --     (784)           --           --       (784)
Cumulative translation adjustment..       --       --          --       --         1,930           --      1,930
Net loss...........................       --       --          --       --            --      (47,329)   (47,329)
                                         ---    -----    --------    -----        ------     --------   --------
Balances, September 30, 1996.......      500    $  --    $112,246    $(784)       $2,121     $(66,236)  $ 47,347
                                         ===    =====    ========    =====        ======     ========   ========




  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (AFTER CORPORATE REORGANIZATION - SEE NOTE 1)
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                          1996           1995
                                                                          -------------  ------------
Net loss...........................................................        $ (47,329)     $(11,791)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization....................................           15,935           639
  Equity in losses of affiliated companies, net...............                 4,501        12,518
  Gain on sale of investment in affiliated company.................               --        (4,132)
  Minority interest share of losses................................           (2,062)         (309)
  Accretion of interest on senior notes............................           12,028            --
  Increase in receivables..........................................           (3,580)         (290)
  (Increase) decrease in other assets..............................           (6,855)          (34)
  Increase in accounts payable, accrued liabilities,
   including related party, and other..............................           24,881           773
                                                                           ---------      --------
Net cash flows from operating activities                                      (2,481)       (2,626)
                                                                           ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments.................................         (132,887)           --
Sale of short-term investments.....................................          105,257            --
Restricted cash....................................................          (10,000)           --
Investments in and advances to affiliated companies and other
 investments.......................................................          (10,651)      (22,607)
Proceeds from sale of investment in affiliated company.............               --         4,132
Purchase of property, plant and equipment..........................         (105,899)       (6,970)
                                                                           ---------      --------
Net cash flows from investing activities...........................         (154,180)      (25,445)
                                                                           ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from parent..................................           10,664        27,514
Proceeds from offering of senior notes.............................          225,115            --
Deferred debt offering costs.......................................           (9,624)           --
Borrowing on bridge loan payable to parent.........................           15,073         5,400
Payment of bridge loan payable to parent...........................          (25,000)           --
Borrowing on other debt............................................               13            --
                                                                           ---------      --------
Net cash flows from financing activities...........................          216,241        32,914
                                                                           ---------      --------
EFFECT OF EXCHANGE RATES ON CASH...................................              918           166
                                                                           ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS..............................           60,498         5,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................            8,730            --
                                                                           ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................        $  69,228      $  5,009
                                                                           =========      ========

NON-CASH STOCK ISSUANCE UTILIZED IN PURCHASE OF 50%
 INTEREST IN SATURN................................................        $   7,800       $    --
                                                                           =========      ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                          UIH AUSTRALIA/PACIFIC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1996
                     (MONETARY AMOUNTS STATED IN THOUSANDS)
                                  (UNAUDITED)

1. ORGANIZATION AND BACKGROUND

  UIH Australia/Pacific, Inc. (the "Company"), a majority owned subsidiary of United Australasian Communications as of September 30, 1996, which is a wholly-owned subsidiary of United International Holdings, Inc. ("UIHI"), was formed on October 14, 1994. The Company completed an offering (the "Offering") of 14% Senior Discount Notes (the "Initial Notes") due 2006, Series A on May 14, 1996. The Initial Notes were issued at a discount to their aggregate principal amount of $443,000 and generated gross proceeds to the Company of approximately $225,115. On September 12, 1996, pursuant to an exchange offer registered under the Securities Act of 1933, the Company exchanged an identical principal amount of 14% Senior Discount Notes, due 2006, Series B (the "Exchange Notes" and, together with the Initial Notes, the "Notes"). The terms of the Exchange Notes are identical in all material respects to the Initial Notes except for certain transfer restrictions and registration rights related to the Initial Notes.

  In connection with the Offering, UIHI merged into the Company UIHI's subsidiaries that held interests in operating properties and early stage projects in Australia and the South Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIHI's foreign multi-channel television, programming and mobile data interests in Australia, Tahiti and New Zealand since inception. The Company commenced operations in January 1994 when UIHI began its development related activities in the Australia/Pacific region. The Company reflected all of the transfers from UIHI as a capital contribution from parent in the accompanying consolidated financial statements. The accompanying consolidated financial statements have been prepared as though the Company made investments in the following entities on the original date UIHI or certain of its wholly-owned subsidiaries made the investment:

  . The Company acquired, through directly and indirectly held interests, an effective 50% economic interest in two companies that form Austar, formerly known as CEtv, in 1994. In December 1995, the Company increased its effective economic interest in Austar to 90%. In May 1996, the Company increased its effective economic interest in Austar to 94%, which was subsequently increased to 96%, and in October 1996, acquired the remaining 4% economic interest (see Note 8). The companies that comprise Austar (CTV Pty Ltd ("CTV") and STV Pty Ltd ("STV")) have acquired Multi-point Microwave Distribution Systems ("MMDS") licenses to supply subscription television services to television households in the north, northeastern and southern regions of Australia outside of the country's largest cities and are currently constructing multi-channel television systems to service many of the television homes in their license areas. Those homes that cannot be served by MMDS will be serviceable by a direct to home ("DTH") satellite service marketed by Austar.

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

     In July 1994, the Company acquired a 50% interest in Saturn Communications Limited ("Saturn"). Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for 13 shares (2.6%) of the Company's common stock valued at $7,800. These shares are convertible into shares of the Company's immediate parent should the parent complete an initial public equity offering.

                          UIH AUSTRALIA/PACIFIC, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

   . XYZ Entertainment Pty Ltd ("XYZ Entertainment") is a programming company that provides four channels to the Australian multi-channel television market as part of the eight channel "Galaxy" package. Century United Programming Ventures Pty Limited, an Australian corporation ("CUPV"), owned equally by the Company and Century Communications Corp. ("Century"), holds a 50% interest in XYZ Entertainment. In October 1994, the Company acquired an initial 50% interest in XYZ Entertainment. In September 1995, a third party purchased a 50% interest in XYZ Entertainment, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%.

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

   Effective July 5, 1996, the Company effected a 4.87 for 1 stock split. All share and per share amounts have been restated for all periods presented to reflect this event.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control. During the year ended December 31, 1995, the Company consolidated Telefenua, and subsequent to August 31, 1995, United Wireless. Due to the Company's acquisition of the majority economic interest in Austar in late December 1995, the accompanying December 31, 1995 condensed consolidated balance sheet includes the accounts of CTV and STV as of December 31, 1995. The Company recognized equity losses from its investments in CTV and STV through December 31, 1995. The Company began consolidating the operations of CTV and STV on January 1, 1996. In July 1996, the Company acquired the remaining 50% interest in Saturn and began consolidating its results. Prior to July 1996, the Company recognized equity losses from its investment in Saturn. All significant intercompany accounts and transactions have been eliminated in consolidation. Exchange rates used are as of September 30, 1996, unless otherwise noted.

  In management's opinion, the unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash and cash equivalents include cash and investments with original maturities of less than three months. The portion of short-term investments and the Company's investment in Australis Media Limited (see Note 8) which is classified as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") is accounted for at fair market

                          UIH AUSTRALIA/PACIFIC, INC.

                                 (UNAUDITED)

value and includes those investments with original maturities of more than three months. Cost approximates fair market value.


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

                                                     AS OF
                                               SEPTEMBER 30, 1996
                     --------------------------------------------------------------------
                        INVESTMENTS IN           CUMULATIVE EQUITY      CUMULATIVE
                       AND ADVANCES TO             IN LOSSES OF         TRANSLATION
                     AFFILIATED COMPANIES     AFFILIATED COMPANIES(2)   ADJUSTMENTS  TOTAL
                     --------------------     -----------------------   -----------  -----
XYZ Entertainment..       $15,289(1)                 $(15,399)             $110       $--
                          =======                    ========              ====       ====

(1) Includes $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ Entertainment in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued a funding obligation of $1,173 as of September 30, 1996.
(2) Does not include cumulative equity in losses for Saturn of $2,733 as Saturn's balance sheet is consolidated as of September 30, 1996.

                                                    AS OF
                                              DECEMBER 31, 1995
                     --------------------------------------------------------------------
                        INVESTMENTS IN         CUMULATIVE EQUITY      CUMULATIVE
                        AND ADVANCES TO          IN  LOSSES OF        TRANSLATION
                     AFFILIATED COMPANIES   AFFILIATED COMPANIES(1)   ADJUSTMENTS  TOTAL
                     ---------------------  ------------------------  -----------  ------
Saturn.............            $    4,520           $ (1,803)         $112         $2,829
XYZ Entertainment..                11,718 (2)        (11,828)          110             --
                               ----------           --------          ----         ------
                               $   16,238           $(13,631)         $222         $2,829
                               ==========           ========          ====         ======

(1) Does not include cumulative equity losses from Austar of $3,763, as Austar's balance sheet is consolidated at December 31, 1995.
(2) Includes $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ Entertainment in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued a funding obligation of $1,834 as of December 31, 1995.

   The Company recognized $3,571 and $11,729 of equity losses from XYZ Entertainment for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively, including $1,173 and $1,834 of additional equity losses associated with the Company's accrued funding obligation to XYZ Entertainment as of September 30, 1996 and December 31, 1995, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment, however, the Company would face significant dilution if it did not make the scheduled fundings.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives as shown below.

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)


                                    Average Years
                                    -------------
          Cable plant.............       5-10
          Other fixed assets......        3-5
          Furniture and fixtures..         10
          Leasehold improvements..       6-10

Property, plant and equipment consists of the following:
                                                                As of
                                                    December 31,   September 30,
                                                  ---------------- -------------
                                                    1994     1995       1996
                                                  -------  -------    --------
Leasehold improvements........................... $    --  $ 1,582    $  3,220
Plant and equipment..............................      --   22,683     136,394
Capitalized network construction expenditures....      --    2,776         507
Other............................................       1    1,301       3,499
                                                  -------  -------    --------
                                                        1   28,342     143,620
Accumulated depreciation and amortization........      --   (1,217)    (13,185)
                                                  -------  -------    --------
Net property, plant and equipment................ $     1  $27,125    $130,435
                                                  =======  =======    ========


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

GOODWILL

   The Company's acquisition of an additional 40% economic interest in CTV and STV was recorded as a step acquisition. The majority of the purchase price of $45,081 was recorded as goodwill as the underlying net book value of all identifiable tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill of $44,790 was recorded and is being amortized over 15 years beginning January 1, 1996. The Company's acquisition of the additional 50% interest in Saturn in exchange for 13 shares of the Company's stock resulted in an additional $9,178 of goodwill being recorded which is being amortized over 15 years.

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

                          UIH AUSTRALIA/PACIFIC, INC.

                                 (UNAUDITED)

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

FOREIGN OPERATIONS

  The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at period end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

  Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of the transactions.

  In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period end exchange rates. As a result, amounts related to assets and liabilities reported on the Condensed Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Condensed Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies is reported as a separate line below cash flows from financing activities.

RECLASSIFICATIONS

  Certain prior period amounts have been reclassified to conform with the current presentation.

3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

  Investments in and advances to affiliated companies accounted for under the equity method amount to $0 and $2,829 as of September 30, 1996 and December 31, 1995, respectively. (See Note 2 for detail.)

  Condensed financial information for the Company's significant equity investees is presented below.

CTV

  Condensed consolidated income statement data for CTV, stated in U.S. dollars, which is derived from unaudited interim financial statements, is as follows (CTV is consolidated for balance sheet purposes at December 31, 1995 and effective January 1, 1996 for income statement purposes):

                                                   FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1995
                                                  ---------------------------
CONDENSED CONSOLIDATED INCOME STATEMENT  DATA
Revenue.........................................            $   103
Operating, selling, general and
 administrative expenses........................             (2,446)
Depreciation and amortization...................               (322)
                                                             -------
   Net operating loss...........................             (2,665)
Interest, net...................................                869
Other...........................................                248
                                                             -------
   Net loss.....................................            $(1,548)
                                                             =======

                          UIH AUSTRALIA/PACIFIC, INC.

                                 (UNAUDITED)

STV

   Condensed consolidated income statement data for STV, stated in U.S. dollars, which is derived from unaudited interim financial statements, is as follows (STV is consolidated for balance sheet purposes at December 31, 1995 and effective January 1, 1996 for income statement purposes):

                                                 FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1995
                                                --------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA
     Revenue......................................       $     --
     Operating, selling, general and
      administrative expenses.....................          (1,652)
     Depreciation and amortization................             (72)
                                                           -------
          Net operating loss......................          (1,724)
     Interest, net................................             313
                                                           -------
          Net loss................................         $(1,411)
                                                           =======

COMBINED FINANCIAL INFORMATION - CTV AND STV

     Condensed combined financial information for CTV and STV, stated in U.S. dollars, which is derived from unaudited interim financial statements, is as follows:

                                                 FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1996
                                                --------------------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA
     Revenue......................................         $ 10,544
     Operating, selling, general and
      administrative expenses.....................          (26,415)
     Depreciation and amortization................          (12,269)
                                                           --------
          Net operating loss......................          (28,140)
     Interest, net................................             (700)
     Other........................................              347
                                                           --------
          Net loss................................         $(28,493)
                                                           ========

XYZ ENTERTAINMENT

     Condensed consolidated income statement data for XYZ Entertainment, stated in U.S. dollars, which is derived from unaudited interim financial statements, is as follows:

                                                 FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                   1996              1995(1)
                                                -----------       ------------
     CONDENSED CONSOLIDATED INCOME STATEMENT DATA
     Revenue......................................$  5,930          $    271
     Operating, selling, general and
      administrative expenses..................... (15,434)          (22,077)
     Depreciation and amortization................  (2,736)           (1,848)
                                                  --------          --------
          Net operating loss...................... (12,240)          (23,654)
     Interest, net................................     139               147
     Other........................................  (1,731)               --
                                                  --------          --------
          Net loss................................$(13,832)         $(23,507)
                                                  ========          ========

(1)  XYZ Entertainment was formed during late 1994.

                          UIH AUSTRALIA/PACIFIC, INC.

                                 (UNAUDITED)

SATURN

    Condensed consolidated income statement data for Saturn, stated in U.S. dollars, which is derived from unaudited interim financial statements, is as follows (Saturn is consolidated effective July 1, 1996):

                                                                           FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        -----------------------------
    CONDENSED CONSOLIDATED INCOME STATEMENT DATA                            1996              1995
                                                                        ----------         ----------
    Revenue...................................................            $   148             $    95
    Operating, selling, general and adminstrative expenses...              (3,016)             (1,242)
    Depreciation and amortization.............................               (281)               (327)
                                                                         --------             -------
         Net operating loss...................................             (3,149)             (1,474)
    Other.....................................................               (449)                 (6)
                                                                         --------             -------
         Net loss.............................................           $ (3,598)            $(1,480)
                                                                         ========             =======

4.  SENIOR NOTES AND OTHER DEBT

    The senior notes and other debt consist of the following as of September 30, 1996 and December 31, 1995:

                                                                  AS OF                        AS OF
                                                               SEPTEMBER 30,                DECEMBER 31,
                                                                  1996                        1995
                                                               -------------                ------------
    Senior Notes............................                     $237,024                     $    --
    Capitalized lease obligations...........                        4,005                         890
    Other debt..............................                           10                          --
                                                                 --------                     -------
                                                                 $241,039                     $   890
                                                                 ========                     =======

    The $237,024 of 14% senior notes were issued in May 1996 at a discount from their principal amount of $443,000 and accrete interest at a rate of 14% compounded semi-annually. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The senior notes mature May 15, 2006.

5.  COMMITMENTS

    On July 24, 1994 and October 12, 1995, CTV and STV, respectively, entered into a franchise agreement with Australis Media Limited ("Australis"). Austar acquires the majority of its programming from Australis. Under the agreement, certain minimum payments are due based on a proportion of subscriber revenue. The future commitments are dependent upon the number of subscribers.

    A wholly-owned subsidiary of the Company guaranteed $10,000 of obligations of Australis. This guarantee is secured by a cash deposit of $10,000. See Note 8, "Subsequent Events."

6.  RELATED PARTY

    In connection with the reorganization discussed in Note 1, the Company and UIHI executed a 10-year management services agreement (the "UIHI Management Agreement"), pursuant to which UIHI will continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. For the nine months ended September 30, 1996 and 1995, the Company recorded approximately $563 and $688 for such services. Pursuant to the UIHI Management Agreement, UIHI will be paid a management fee of $750 for the first year of such agreement, which fees shall increase on the first anniversary date of the UIHI Management Agreement and each anniversary date thereafter by 8% per year. In addition, the Company shall reimburse UIHI for any out-of-pocket expenses incurred by UIHI in performance of its duties under the UIHI Management Agreement, including travel, lodging and entertainment expenses.

                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)

    UIHI has executed technical assistance agreements with CTV and STV pursuant to which it will provide various management and technical services. Under the agreements, UIHI receives a management fee equal to 5% of CTV and STV's total revenue for the first two years, 4% for the next six years, 3% for the following two years and 2% thereafter. In addition, UIHI is reimbursed for all direct costs associated with services it provides for Austar. Austar's managing director, chief operating officer and marketing director are employees of UIHI that have been seconded to Austar. UIHI has also appointed five other management personnel which are seconded to Austar and five of six directors. As of October 31, 1996, UIHI appointed all six directors.

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

    Included in the amount due to parent as of September 30, 1996 are the following:

Payable to UIHI for management fee and invoices paid by UIHI
  on the Company's behalf.....................................       $1,345
Austar technical assistance agreements........................        1,193
Saturn technical assistance agreement.........................        1,426
Telefenua technical assistance agreement......................        1,879
United Wireless payable to UIHI...............................           59
                                                                     ------
                                                                     $5,902
                                                                     ======

7.  PRO FORMA INFORMATION

    The following pro forma information for the nine months ended September 30, 1996 and 1995 gives effect to the acquisitions increasing the Company's economic interest in Austar to 100% and Saturn to 100% as if each had occurred on January 1, 1995. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable under current circumstances.

                                           FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                          ---------------------------
                                              1996           1995
                                          -------------  ------------
Service and other revenue...............      $ 13,365      $  1,350
                                              ========      ========

Equity in losses of affiliated                $ (3,571)     $(10,295)
 companies, net.........................      ========      ========

Net loss................................      $(50,340)     $(16,124)
                                              ========      ========


                          UIH AUSTRALIA/PACIFIC, INC.

                                  (UNAUDITED)

8.  SUBSEQUENT EVENTS

    On October 31, 1996, the Company's $10,000 guarantee of Australis' debt expired. The Company used $3,339 of the related restricted cash to acquire 7,736,171 debentures of Australis. Further, the Company exercised warrants to acquire Australis common stock and debentures at 0.20 Australian dollars ("A$") per share for 3,016,832 shares of Australis common stock and 1,154,628 debentures for $661. Each debenture is convertible into one common share of Australis.

    Also, on October 31, 1996, the Company acquired Australis' remaining 4% economic interest in Austar for $7,900.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                    (MONETARY AMOUNTS STATED IN THOUSANDS)

  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Form S-4 effective August 12, 1996.

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding the Company's financial activities and condition.

   The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction and initial marketing of service by the operating companies.

   The Company has no employees of its own. UIHI, the Company's parent, provides various management, financial reporting, accounting, and other services for the Company pursuant to the terms of the UIHI Management Agreement between UIHI and the Company. Austar, Saturn and Telefenua are also parties to technical service agreements with UIHI for which such operating companies pay to UIHI fees based, in part, on their respective gross revenues. (See Note 6 of the condensed consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

   The Company has generated negative cash flow from operating activities for all periods presented as a result of start-up costs associated with Austar, Telefenua, Saturn, XYZ Entertainment and United Wireless (the "Operating Companies") constructing and marketing their multi-channel television and telecommunications services and establishing the organizational infrastructure required for the operation of their businesses. The Company is responsible for its proportionate share of the capital requirements of the Operating Companies and prior to completion of the Offering funded its share with capital contributed by UIHI.

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

   From commencement of operations to May 1996, the Company was financed by capital contributed by UIHI. During the nine months ended September 30, 1995, UIHI contributed $27,514 to the Company and made bridge loans of $5,400 to Austar, $22,607 of which was used to finance the Company's investments in Austar, XYZ Entertainment and Saturn. Approximately $781 was used for costs incurred in the acquisition and development of its projects, the majority of which was for Telefenua. The Company used $6,060 in cash to fund the operations of Telefenua. Approximately $6,970 was used for the purchase of property, plant and equipment by Telefenua as it is in the process of building its MMDS system. The Company received $4,132 for the sale of 50% of its interest in XYZ Entertainment and recognized a gain of the same amount. The remainder was used in operations.

   During the nine months ended September 30, 1996, UIHI contributed capital of $10,664 to the Company and made bridge loans of $15,073 to Austar. In addition, the Company raised $215,491 in proceeds, net of deferred debt offering costs,
from the Offering.   The bridge loans were used to fund the construction and
initial marketing of Austar's and Telefenua's systems. The Company also made $10,651 in capital contributions to Saturn and XYZ Entertainment during the nine months ended September 30, 1996 using the capital contributed to it by UIHI. Approximately $105,899 was used for the purchase of property, plant and equipment primarily by Austar, Saturn, and Telefenua as these entities are in the process of building their systems. The Company purchased and sold $132,887 and $105,257, respectively, of short-term investments in connection with its cash management activities.

     In May 1996, the Company acquired $25,000 of the Austar bridge loans and repaid UIHI with proceeds from the Offering. Approximately $5,000 of bridge loans were converted into convertible debentures of Telefenua prior to closing of the Offering. In May 1996, the remaining Austar bridge loans were converted to equity of Austar. The remaining Telefenua bridge loans acquired by the Company will be either (i) repaid by Telefenua after which time the Company would invest the proceeds of such repayment as permitted under its indenture or
(ii) converted by the Company into capital of Telefenua.

     The following table summarizes the Company's remaining projected funding requirements for its projects based on its ownership interest as of September 30, 1996 and the consummation in October 1996 of its acquisition of the remaining interest in Austar. To the extent that the other shareholders of XYZ Entertainment fail to fund their pro rata share of the additional shareholder capital, the Company may fund all or a portion of such shortfall, in which case the shareholder's ownership interest would be diluted proportionately. The Company has monthly capital commitments to XYZ Entertainment that total approximately $4,326 through December 31, 1996. To the extent the Company fails to make any capital contribution to XYZ Entertainment, it would face significant dilution.

                                                                               PROJECTED FUNDING
                                                        ---------------------------------------------------------------
                                                        TOTAL EXPECTED      PORTION FUNDED AS OF      REMAINING AS OF
LOCATION                TYPE OF PROJECT                    FUNDINGS          SEPTEMBER 30, 1996      SEPTEMBER 30, 1996
--------                ---------------                 --------------      --------------------     ------------------
Australia (Austar)    MMDS/DTH systems                     $355,315                $118,436(1)            $236,879
New Zealand           Cable system                           92,822                  16,557(2)              76,265
Tahiti                MMDS system                            17,399                  16,136                  1,263
Australia (XYZ)       Programming                            14,328                  10,002                  4,326
United Wireless       Mobile data services                    8,200                   3,536                  4,664
                                                           --------                --------               --------
                                                           $488,064                $164,667               $323,397
                                                           ========                ========               ========

(1) Does not include the $50,700 paid by the Company to other shareholders of Austar to increase its ownership interest nor the $7,900 paid to Australis to acquire the remaining approximate 4% interest in Austar in October 1996.
(2) Does not include $7,800 of common stock of the Company issued in connection with the acquisition of the remaining 50% interest in Saturn.

     The Company believes that it will be required to fund a total of approximately $323,397 to build-out its existing projects over the next four years. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. To fund this amount, in addition to the cash on hand, the Company intends to raise additional capital through the sale of its immediate parent company's equity securities and/or further issuances of debt either by the Company or the Operating Companies. The Company's indenture and UIHI's indentures place restrictions on the Company and certain of its subsidiaries with respect to incurring additional debt.

     In May 1996, the Company used $10,000 of the net proceeds of the Offering to fund the acquisition of UIH AML from UIHI. UIH AML was formed by UIHI to make or procure guarantees of $10,000 in borrowings by Australis under an Australis bank facility (the "Australis Bank Facility"). UIHI contributed $10,000 in cash to UIH AML, which cash was restricted for as long as UIH AML was guaranteeing borrowings under the Australis Bank Facility. Such restricted cash was released in October 1996 when UIH AML was released from its obligation under the Australis Guarantee (see Note 8). In connection with the guarantee, UIH AML received warrants to purchase approximately 4.2 million ordinary shares or convertible notes of Australis at an exercise price of A$0.20 per share. In October 1996, UIH AML exercised its Australis warrants for $661 and acquired 3,016,832 shares of Australis common stock and 1,154,628 debentures. Also, in October 1996, UIH AML acquired 7,736,171 debentures with $3,339 of the restricted cash.

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

Service and Other Revenue. The Company's service and other revenue for the three and nine months ended September 30, 1996 increased $6,793 and $12,110, respectively, compared to the amounts for the corresponding periods of the prior year as follows:

                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                          1996       1995          1996       1995
                       ----------  --------      ---------  --------
Austar (1)...........      $6,418     $  --        $10,544    $   --
Telefenua (2)........         893       599          2,632     1,152
Saturn (3)...........          44        --             44        --
United Wireless (4)..          37        --             42        --
                           ------     -----        -------    ------
                           $7,392     $ 599        $13,262    $1,152
                           ======     =====        =======    ======

(1) Austar launched service in August 1995 and was consolidated effective January 1, 1996.
(2) Telefenua launched service in March 1995 and has been consolidated for all periods presented.
(3) The Company acquired a 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results in July 1996.
(4) The Company acquired a 100% interest in United Wireless in September 1995.

System Operating Expense. System operating expenses for the three and nine months ended September 30, 1996 increased $8,735 and $17,044, respectively, compared to the amounts for the corresponding periods of the prior year as follows:

                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                       --------------------      -------------------
                          1996       1995          1996       1995
                       -----------  -------      ---------  --------
Austar (1)...........      $ 7,758    $  --        $15,749    $   --
Telefenua (2)........          569      455          1,642     1,870
Saturn (3)...........          599       --            599        --
United Wireless (4)..          264       --            924        --
                           -------    -----        -------    ------
                           $ 9,190    $ 455        $18,914    $1,870
                           =======    =====        =======    ======

Footnotes (1) - (4):  See discussion of the Company's Service Revenue.

System Selling, General and Administrative Expense. System selling, general and administrative expenses for the three and nine months ended September 30, 1996 increased $6,003 and $12,351 respectively, compared to the amounts for the corresponding periods of the prior year as follows:

                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                       --------------------      -------------------
                          1996       1995          1996       1995
                       ----------  --------      ---------  --------
Austar (1)...........      $4,555     $  --        $10,667    $   --
Telefenua (2)........         690       452          1,959     1,636
Saturn (3)...........         889        --            889        --
United Wireless (4)..         321        --            472        --
                           ------     -----         ------    ------
                           $6,455     $ 452        $13,987    $1,636
                           ======     =====         ======    ======

Footnotes (1) - (4):  See discussion of the Company's Service Revenue.

Corporate General and Administrative Expense. The Company's corporate general and administrative expenses for the three and nine months ended September 30, 1996 decreased $15 and increased $58, respectively, compared to the amounts for the corresponding periods of the prior year. General and administrative expenses vary primarily according to staffing requirements in the region.


Depreciation and Amortization. The Company's depreciation and amortization increased $7,385 and $15,296 during the three and nine months ended September 30, 1996, respectively, compared to the amounts for the corresponding periods of the prior year due primarily to the acquisition of Austar and the launch of its system in August 1995 and due to Telefenua launching its system in March 1995.

Equity in Losses of Affiliated Companies, Net. The Company recognized equity in losses of affiliated companies as follows:

                                              FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              --------------------------
                                                 1996          1995
                                                 ----          ----
Austar(1)...............................        $   --       $ 1,061
Saturn(2)...............................            --           278
XYZ Entertainment(3)....................         1,933         5,905
                                                ------       -------
     Total equity in losses of
      affiliated companies, net.........        $1,933       $ 7,244
                                                ======       =======

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -------------------------
                                                  1996          1995
                                                  ----          ----
Austar(1)...............................        $   --       $ 1,411
Saturn(2)...............................           930           812
XYZ Entertainment(3)....................         3,571        10,295
                                                ------       -------
     Total equity in losses of
      affiliated companies, net.........        $4,501       $12,518
                                                ======       =======

(1) The Companies that comprise Austar were incorporated in mid-1994. The Company acquired an initial interest in these companies in the fall of 1994 and increased its economic interest in these companies to 90% in late December 1995. Austar launched its first MMDS system in August 1995.
(2) The Company acquired a 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results in July 1996.
(3) XYZ was formed in October 1994 and began distributing its four channels in April 1995.

Interest Expense. Interest expense increased due to the sale of the Notes in May 1996 discussed in Note 1 to the condensed consolidated financial statements. The Notes accrete interest at a rate of 14% compounded semi-annually.

Interest Income. Interest income increased due to the cash received from the Company's issuance of the Notes in May 1996 discussed above.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

   Other than as described below, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

   In October 1996, a complaint was served on UIHI by an individual who claimed to have worked with UIHI in connection with the acquisition by Austar of certain of its licenses claiming that UIHI owes him a 12.5% equity interest in unspecified subsidiaries of UIHI in consideration of services purportedly provided. This complaint seeks an unspecified amount of damages. UIHI intends to vigorously defend these claims, which UIHI believes are without merit.

   On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking an injunction to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that using the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements.

ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA


     The following table sets forth certain unaudited financial and operating data of the operating companies:

                                                AS OF SEPTEMBER 30, 1996
                      ---------------------------------------------------------------------------------
                      TELEVISION
                       HOMES IN                                                              ECONOMIC
                        SERVICE                HOMES                                         OWNERSHIP
OPERATING SYSTEM         AREA                SERVICEABLE           SUBSCRIBERS               INTEREST
----------------      ----------             -----------           -----------             ------------
Austar
   MMDS(1).........     800,000               634,115                34,284                    100% (2)
   DTH.............     737,000               737,000                25,992                     --
Saturn.............     141,000                10,468                 1,235                    100%
Telefenua..........      31,000                18,633                 4,678                     90%
XYZ Entertainment..         N/A(3)                N/A               258,210(4)                  25%
                      ---------             ---------               -------
      Total........   1,709,000             1,400,216               324,399
                      =========             =========               =======

(1) Austar intends to construct MMDS systems in markets containing approximately 800,000 television homes. Homes in these markets which are out of the line-of-sight of the MMDS signals will be offered the DTH service which Austar is marketing on an exclusive basis.
(2) In October, the Company acquired the remaining interest in Austar. See Note
    8.
(3) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.0 million television households by Australian multi-channel television providers, including Austar, Australis, Foxtel Management Pty Limited and East Coast Television Pty Limited.
(4) Total estimated subscribers to the eight channel Galaxy package to which XYZ Entertainment supplies four channels.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.


   Date of Report       Item Reported         Financial Statements Filed
   --------------       -------------         --------------------------
   None

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:          November 13, 1996
     -----------------------------------------------



By:           /S/ Bernard G. Dvorak
     -----------------------------------------------
      Bernard G. Dvorak
      Chief Financial Officer
      (A Duly Authorized Officer and Principal Financial Officer)