Form 10-K405
period 1996-12-31
UIH AUSTRALIA PACIFIC INC
filed 1997-03-31
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from __________to _________

                Commission file Number     333-05017
                                       __________________

                           UIH Australia/Pacific, Inc.
             (Exact name of registrant as specified in its charter)

Colorado                                                     84-1341958
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            4643 South Ulster Street
                                   Suite 1300
                             Denver, Colorado 80237
                                 (303) 770-4001
               (Address, including zip code and telephone number,
        including area code, of registrant's principal executive offices)


        Securities registered pursuant to Section 12(b) of the Act: None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The Company has no publicly-trading shares of capital stock. As of March 28, 1997, the Company had outstanding 500 shares of Common Stock.

                           UIH AUSTRALIA/PACIFIC, INC.
                         1996 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                     PART I

Item 1.    Business........................................................   2

Item 2.    Properties......................................................  20

Item 3.    Legal Proceedings...............................................  21

Item 4.    Submission of Matters to a Vote of Security Holders.............  21

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................  22

Item 6.    Selected Financial Data.........................................  22

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  23

Item 8.    Financial Statements and Supplementary Data.....................  33

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................  33

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  59

Item 11.   Executive Compensation..........................................  62

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..................................................  66

Item 13.   Certain Relationships and Related Transactions..................  66

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports............  68
           on Form 8-K

                                     PART I

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
------------------------------------

     UIH Australia/Pacific, Inc. (the "Company") is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating company Austar, which is comprised of two companies, CTV Pty Limited, ("CTV") and STV Pty Limited ("STV"), the Company is the largest provider of multi-channel television services in regional Australia, where it operates wireless cable systems ("MMDS") and markets a direct-to-home ("DTH") service in franchise areas encompassing approximately 1.6 million television homes, or 25% of the total Australian market. In addition, the Company, through its New Zealand operating company Saturn Communications Limited ("Saturn") is constructing a wireline cable and telephony system in Wellington, New Zealand, a market representing approximately 135,000 television homes. The Company's other assets include a 25% interest in XYZ Entertainment Pty Limited ("XYZ Entertainment" or "XYZ"), a programming company that provides four channels to the Australian multi-channel television market as part of the "Galaxy Package," the most widely distributed programming package in Australia and the core component of Austar's programming offering, up to a 90% economic interest in Telefenua S.A. ("Telefenua"), the only provider of multi-channel television services in Tahiti, with an MMDS system in a market with 31,000 television homes, and a 100% interest in United Wireless Pty Limited ("United Wireless"), a provider of wireless mobile data services in Australia.

     The Company, a majority-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn a wholly-owned subsidiary of United International Holdings, Inc. (together with all of its subsidiaries other than the Company and the Company's subsidiaries, "UIH"), was formed on October 14, 1994. Immediately prior to the May 1996 offering (the "May 1996 Offering") of the Company's 14% Senior Discount Notes due 2006 (the "Notes"), certain subsidiaries of UIH that held its interests in Australia, New Zealand and Tahiti were merged with and into the Company. The information in this annual report on Form 10-K has been prepared as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interests in multi-channel television, programming and mobile data companies in Australia, New Zealand and Tahiti since inception. The Company, as presented in this manner, commenced operations in January 1994 when UIH began its development related activities in the Asia/Pacific region. UIH transferred the net assets of the above mentioned subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company. The Company, in turn, reflected these transfers as capital contributions from the parent company.

HISTORY OF ACQUISITIONS

     In 1994, the Company acquired, through directly and indirectly held interests, an effective 50% economic interest in two newly-formed companies that constitute Austar. In December 1995, the Company acquired from other shareholders of Austar an additional interest in Austar, thereby increasing its total economic interest in Austar to 90%. In May 1996, as a result of additional equity contributions, the Company's economic interest in Austar was increased to 94%, which was subsequently increased to 96%. In October 1996, the Company acquired the remaining 4% economic interest in Austar.

     In July 1994, the Company acquired a 50% interest in Saturn, which at the time owned only a small cable television system outside of Wellington. Since the Company's initial investment, Saturn has begun construction on a hybrid fiber coaxial ("HFC") cable network planned to pass 135,000 homes in the Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in the Company.

     In October 1994, the Company and Century Communications Corp. ("Century") formed XYZ Entertainment, each retaining a 50% interest. In September 1995, the joint venture between Century and UIH, Century United Programming Ventures Pty Limited ("CUPV") sold a 50% interest in XYZ Entertainment to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%.

     In January 1995, the Company acquired an indirect effective 90% economic interest in Telefenua. The Company's economic interest decreases to 75% and 64% once the Company has received a 20% and 40%, respectively, internal rate of return on its investment in Telefenua. The Company has funded the construction and development of Telefenua's multi-channel television system.

     In August 1995, the Company purchased a 100% interest in United Wireless. The Company has since continued the development and funding of United Wireless' business.

RELATIONSHIP WITH UIH

     The Company is an indirect, majority-owned subsidiary of UIH, a leading provider of multi-channel television services outside the United States. UIH, together with its strategic and financial partners, has ownership interests in multi-channel television systems in operation or under construction in 25 countries in Europe, Latin America and, through the Company, the Australia/Pacific region. As of December 31, 1996, UIH's multi-channel television systems had approximately 10.4 million television homes in their respective service areas, passed approximately 7.2 million homes and had approximately 3.1 million subscribers. In addition to the Company, UIH's operations include its 50% interest in United and Philips Communications B.V., a joint venture with Philips Electronics N.V. that is the largest privately-owned multi-channel television operator in Europe.

     UIH and the Company are parties to a management agreement pursuant to which UIH will continue to perform and be compensated for certain management, technical, administrative, accounting, tax, legal, financial reporting and other services for the Company.

ORGANIZATION OF COMPANY

     The following chart summarizes the organizational structure of the Company. The interests indicated below are summaries of the approximate direct and indirect economic interests of the Company in its principal businesses. Some of the Company's interests in such operating companies are held through various partnerships and holding companies and the Company's voting rights with respect to certain of such operating companies differ from the economic interest indicated in the chart. See "Corporate Organizational Structure."

                                       UIH Australia/Pacific, Inc.


         Operating                                                    Ownership
         System          Principal Business                           Percentage
         ---------       ------------------------------------------   ----------
         Austar          Regional Australia, MMDS and DTH
                         multi-channel systems                             100%

         Saturn          Greater Wellington, New Zealand area,
                         wireline cable system                             100%

         United
         Wireless        Australia, wireless mobile data services          100%

         Telefenua       Tahiti and Moorea, MMDS
                         multi-channel system                               90%

         XYZ
         Entertainment   Australian Programming                             25%


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
--------------------------------------------------

     The Company operates in the cable television industry through investing in, acquiring and managing multi-channel television, telephony and programming operations.

 (c)  NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------------

OVERVIEW

     The Company is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating company Austar, the Company is the largest provider of multi-channel television services in regional Australia, where it operates MMDS systems and markets a DTH service in franchise areas encompassing approximately 1.6 million television homes, or 25% of the total Australian market. In addition, the Company, through its New Zealand operating company Saturn, is constructing a wireline cable and telephony system in Wellington, New Zealand, a market representing approximately 135,000 television homes. The Company's other assets include a 25% interest in XYZ, a programming company that provides four channels to the Australian multi-channel television market as part of the Galaxy Package, the most widely distributed programming package in Australia and the core component of Austar's programming offering, a 90% economic interest in Telefenua, the only provider of multi-channel television services in Tahiti, with an MMDS system in a market with 31,000 television homes, and a 100% interest in United Wireless, an Australian company providing mobile data services primarily in Sydney and Melbourne.

     The Company believes that it is well-positioned to capitalize on the rapidly increasing demand for multi-channel television and telephony services in Australia, New Zealand and Tahiti. As of February 28, 1997, the Company had invested over $275 million in its networks and operating infrastructure and had launched service in each of its markets. As of February 28, 1997 the Company's multi-channel television operating systems had an aggregate of approximately 1.8 million television homes serviceable and approximately 131,000 subscribers, compared to approximately 296,200 television homes serviceable and approximately 29,300 subscribers as of December 31, 1995 (with a substantial majority of such growth resulting from Austar's expansion). During this same period, programming subscribers of XYZ increased from approximately 65,000 to approximately 380,000. While the Company expects that a substantial portion of its growth will come from the continued development of Austar, the Company is also anticipating significant growth by its other operating companies, each of which the Company believes has attractive growth prospects.

     The following table sets forth certain unaudited operating statistics of the operating companies as of February 28, 1997:

                                       Television
                                         Homes in         Homes
Operating System       Technology      Service Area    Serviceable  Subscribers
----------------       ----------      ------------    -----------  -----------

Austar                  MMDS/DTH        1,622,000       1,528,730      123,689
Saturn              Cable/Telephony       141,000          15,975        1,903
Telefenua                 MMDS             31,000          19,584        5,472
XYZ                   Programming            N/A             N/A       380,000
                                        ---------       ---------      -------
        Total                           1,794,000       1,564,289      511,064
                                        =========       =========      =======


AUSTAR (AUSTRALIA)

     Austar is the largest provider of multi-channel television services in regional Australia (areas outside Australia's six largest cities). In early 1996, Austar initiated widespread deployment of its services and, as of February 28, 1997, had launched MMDS service in 38 metropolitan markets containing approximately 782,000 homes and had initiated the marketing of DTH services in non-metropolitan markets containing approximately 747,000 homes. These markets represent over 97% of Austar's 1.6 million franchise television homes, the remaining 40,000 of which will be serviceable by mid-1997.

     Austar has entered into franchise agreements with Australis Media Limited ("Australis") that grant it the right to provide the Galaxy programming package within its franchise areas through 2009 (extendible at Austar's option through 2019).

     OPERATING AND GROWTH STRATEGY. Due to the relatively small size and low housing densities which characterize the markets in its franchise areas, Austar is primarily utilizing MMDS and DTH wireless technologies to deliver its
service.   In  its  metropolitan   markets,   Austar  constructs  and  owns  the
transmission facilities and installs and retains ownership of the in-home subscriber equipment. In its non-metropolitan markets, Austar is marketing a DTH service (consisting primarily of the Galaxy programming package) and installs and retains ownership of the in-home subscriber equipment. As a result, Austar did not incur the costs necessary to own the facilities required to offer a DTH service and only incurs capital costs when a DTH subscriber is installed. Approximately 800,000 of the television homes in Austar's service area are in metropolitan markets with sufficient size and densities to justify the construction of MMDS networks. Austar owns virtually all of the licenses in the MMDS spectrum currently available in these markets for the provision of MMDS services. Because MMDS service is less expensive to install than DTH, Austar services customers in these metropolitan markets with its MMDS service whenever possible. A small number (approximately 20%) of homes in these metropolitan markets, however, are out of the line of sight of Austar's MMDS networks. Austar services these homes with its DTH service. Austar markets its programming services via DTH in its non-metropolitan franchise areas representing 747,000 television homes. These are less densely populated areas outside its metropolitan markets that are more effectively serviced by DTH technology. In addition, Austar recently began construction of a wireline cable network in Darwin, a market containing approximately 26,200 serviceable homes where dense vegetation makes an MMDS system impractical.

     The deployment of MMDS networks in combination with DTH has allowed Austar to roll out its service quickly and achieve rapid subscriber growth in its franchise areas. Austar believes that the ability to be the first provider of multi-channel television services in each of its markets has allowed Austar to establish a significant market presence and strong brand awareness, factors which management believes provide it with a competitive advantage. Austar is currently the only provider of multi-channel television services in substantially all of its franchise areas.

     As of February 28, 1997, Austar had launched service in 38 of its metropolitan markets representing 782,000 out of 800,000 potential serviceable homes. Austar currently anticipates launching service in its remaining metropolitan markets by mid 1997. In mid-January and February 1997, sales orders declined in relation to the previous months due to a planned reduction in sales and marketing efforts designed to conserve cash in light of existing funding needs. The following table sets forth the summary operating statistics in Austar's launched metropolitan markets, which are served primarily by MMDS, as well as its non-metropolitan markets served by DTH:

                                                              1996                                                 1997
                             ---------------------------------------------------------------------------    -------------------

                             June 30    July 31   Aug. 31    Sept. 30     Oct. 31    Nov. 30     Dec. 31    Jan. 31     Feb. 28
                             --------  --------  --------   ---------    --------    -------     -------    -------     -------
Cumulative metropolitan
   markets launched.......        13         19        20          23          27          35         38          38          38
Metropolitan homes
   serviceable............   476,000    604,000   626,000     655,000     700,000     754,000    782,000      782,000    782,000
Non-metropolitan homes
   servicable.............   747,000    747,000   747,000     747,000     747,000     747,000    747,000      747,000    747,000
                           ---------  --------- ---------   ----------  ---------   ---------  ---------    ---------  ---------
Total homes
   serviceable............ 1,223,000  1,351,000  1,373,000   1,402,000  1,447,000   1,501,000  1,529,000    1,529,000  1,529,000
                           =========  =========  =========   =========  =========   =========  =========    =========  =========

Sales orders..............     9,461     15,665     12,535      13,063     23,799      19,485     18,769       18,771     11,410
Net gain in subscribers...     5,656      9,521     10,452      11,021     15,024      13,212     14,898       12,620      7,659
Total subscribers.........    29,282     38,803     49,255      60,276     75,300      88,512    103,410      116,030    123,689
World Movies
   subscribers............     5,237      6,959      8,655      10,111     11,698      12,729     13,907       15,420     17,025
Installation backlog(1)...     6,500     10,000      9,200       8,200     13,860      10,945     10,879       11,709      8,611

 (1)Estimated for periods prior to October.

     To facilitate the rapid roll-out of its service, Austar has established local offices in the majority of its metropolitan markets. These local offices coordinate marketing, installation and customer service in Austar's metropolitan markets and surrounding non-metropolitan areas. The local offices are supported by five regional offices. Each regional office typically serves three to twelve metropolitan markets. Austar estimates that approximately 70% of its potential non-metropolitan customers are within fifty kilometers of its metropolitan service areas. This proximity enables Austar to reduce installation and service costs associated with DTH service to non-metropolitan subscribers and to focus subscription sales through the use of marketing, promotional and sales tactics.

     Austar has entered into contracts with a number of service companies to install MMDS receivers, DTH satellite dishes and set-top decoders. Installers collect the installation fee, install subscriber equipment and test reception quality. Austar has trained and established certain guidelines for third party service company employees who install Austar reception equipment. Austar has an extensive quality assurance program and expends a significant amount of effort to follow-up on installations to ensure customer satisfaction and, in the case of DTH equipment installed within its metropolitan markets, verify that more economical MMDS technology could not be used. Austar believes its efforts to resolve service problems quickly has helped establish customer loyalty.

     As of January 31, 1997, Austar had spent $39.5 million for construction of MMDS head-end and transmission facilities for all of its operating systems. Variable installation and equipment costs for each MMDS and DTH subscriber are currently approximately $460 and $780 per subscriber, respectively. These subscriber costs are partially offset by the Company's metropolitan and non-metropolitan installation charges of $31 to $75 and $150, respectively. Austar retains ownership of all MMDS and DTH customer premises equipment.

     PRICING. Austar is currently providing the eight channel Galaxy Package, the most widely distributed programming package in Australia, plus three to five additional channels of programming as its basic package at a monthly rate of approximately $31, with a one-time installation charge ranging from approximately $31 to $75 for metropolitan subscribers and $150 for non-metropolitan DTH subscribers. Austar also integrates all available off-air channels into its basic channel line up at no additional charge. In March 1996, Austar began offering its first premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5.30 per month for World Movies. As of February 28, 1997, Austar had 17,025 subscribers for its World Movies premium channel.

     MARKETING; CUSTOMER SUPPORT. Austar has focused its marketing and sales efforts to support its strategy of rapid system roll-out which management believes will provide it with a competitive advantage in each of its markets. Austar has developed a comprehensive marketing and sales organization consisting of a 180 person direct sales force and over 200 national customer service and telemarketing personnel. The direct sales force, which operates out of local offices in each of Austar's metropolitan markets, is currently generating sales of approximately 2,500 subscriptions per week. The sales force at Austar's National Customer Operations Center ("NCOC") is currently generating sales of approximately 2,750 additional subscriptions per week from inbound and outbound calls. This sales organization is supported by an integrated marketing program of television, radio and print advertising.

     The  NCOC is  a  state-of-the-art  fully-integrated  subscriber  management system  featuring  a  sophisticated  digital  wide-area  network,  Cable  Data's
Intelecable platform, an automated response unit and predictive dialer technology. The NCOC currently services all of Austar's MMDS and DTH subscribers and has the capacity to service all future customers in its existing markets. NCOC employees process installation orders, handle customer inquiries, including programming and technical questions, and implement the customer retention program, which includes telephone contact with customers following a cancellation request, as well as making unprompted contact with customers immediately following installation in an effort to ensure customer satisfaction. Incoming calls from all of Austar's markets are directed to the NCOC where customer service representatives are available to provide sales and service information. The NCOC currently handles approximately 3,000 calls per day but has scaleable capacity to handle at least 5,000 calls per day. The NCOC facility currently employs 200 customer service professionals, which Austar intends to increase as its subscriber base grows in its franchise areas. In addition, Austar is exploring the possibility of using the NCOC to outsource customer service to third parties in similar lines of business where appropriate.

     Austar's monthly "churn" (calculated as total disconnects as a percentage of average subscribers) has averaged 5.4% during 1996 and declined to 4.1% during the fourth quarter of 1996. Austar believes that this ratio is likely to continue to decline in the future due to several factors, although there can be no such assurances. First, over 31% of the total disconnects in 1996 have resulted from subscribers in the Gold Coast (which represents only 12% of Austar's total subscribers as of February 28, 1997), the only market in which Austar currently faces competition. As a result of this competitive environment, Austar's installation fee in the Gold Coast is only $15 as compared to $31 to $75 in other metropolitan markets and $150 in non-metropolitan markets. A higher installation charge results in a larger financial commitment to the service by the subscriber and therefore reduces the probability of churn. In connection with the Company's acquisition of Australis' interest in Austar and related agreements and transactions (the "Australis Arrangement"), Austar will be compensated by Australis for any Foxtel Management Pty Limited ("Foxtel") subscribers in the Gold Coast. Second, due to the significantly higher installation charges in its non-metropolitan markets summarized above, Austar believes that this ratio will decline as its percentage of non-metropolitan subscribers to total subscribers increases (because Austar only launched its rural DTH service in May 1996, its percentage of non-metropolitan subscribers to total subscribers has increased from 0% on May 1, 1996 to approximately 28% at February 28, 1997). Approximately 49% of Austar's total serviceable homes are in its non-metropolitan franchise area. Austar's average monthly churn in its non-metropolitan markets has been approximately 2% during 1996. Finally, Austar expects its churn to decline as it continues to implement its customer assurance and retention program and the breadth and quality of its programming package improves and is actively negotiating to add additional sports and other programming to its offering. In addition, the Company is in the process of implementing specific plans to decrease churn, such as introducing direct debit banking for customers, and reducing telephone abandonment rates which would aid in customer retention and satisfaction. In the first two months of 1997, Austar experienced slightly higher churn than in the later part of 1996. The Company believes that churn during these two months was higher than normal due to seasonality from the December holiday season and less compelling programming, particularly movies, during these months.

     PROGRAMMING. The Company believes that programming is an important component in building successful multi-channel television systems. Accordingly, Austar has secured the right to distribute the Galaxy Package of programming in its service areas pursuant to franchise agreements with Australis with initial terms through 2009 (extendible at the option of Austar through 2019). Austar believes that the terms of its franchise agreements with Australis are favorable to Austar and that these terms provide Austar with a programming cost advantage over potential competitors. See "Austar-- Franchise Agreements."

     The Galaxy Package is the most widely distributed programming package in Australia and is the core programming offering of Austar, ECT, Australis and Foxtel. Management believes that approximately 75% of Australia's multi-channel television subscribers subscribe to the Galaxy Package. The channels in the Galaxy Package were developed exclusively for the Australian market by several of the world's leading programming companies, including Paramount, Sony, Universal, Fox and Viacom. The Galaxy Package consists of the following eight channels:

    Galaxy Channel                 Programming Genre
    --------------                 -----------------

    Showtime.....................  premium feature movies
    Encore.......................  library movies
    Fox Sports...................  sports
    TV-1.........................  general entertainment
    Discovery....................  documentary, adventure, history and lifestyle
    Nickelodeon/Nick at Nite.....  children's and family entertainment
    Arena........................  general entertainment
    Channel [V]..................  music video

     In addition to the right to distribute the Galaxy Package, Austar has the right to distribute any additional channels offered by Galaxy and will pay Australis for such channels a fee no greater than that charged to any other person and in no case greater than Australis' cost (as charged by third parties with respect to programming delivered by such party to Australis or the lowest price at which Australis agrees to distribute Australis produced or compiled programming), plus 10%. See "Austar--Franchise Agreements."

     Austar has also secured additional programming on a non-exclusive basis, which it is distributing to its customers as part of its basic programming package, and Austar integrates all available free-to-air channels into its basic channel line up at no additional charge. Austar's other "cable" channels include the following:

    Other Channels                 Programming Genre
    --------------                 -----------------

    CMT........................... country music videos
    BBC World..................... world news
    CNBC(1)....................... business news
    Asia Business News (2)........ regional business news
    TNT(2)(3)..................... library movies
    Cartoon Network(2)(3)......... cartoons
    CNN International(2).......... world news
    The Value Channel(4).......... shopping
    Preview(4).................... programming guide

    (1) All markets except the Gold Coast.
    (2) The Gold Coast (MMDS) only.
    (3) TNT and Cartoon Network share one channel.
    (4) DTH only.

     In March 1996, Austar began offering its first optional premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5.30 per month for World Movies. Initial demand for this service has been strong with approximately 17,025 customers as of February 28, 1997, approximately 14% of Austar's basic subscribers.

     In March 1997, Austar acquired the programming rights to and initiated transmission of the Super League Channel to all of its customers for the season's initial four games. The parties are currently negotiating a long-term agreement, although there can be no assurances that Austar will be successful in obtaining an agreement on satisfactory terms, if at all. The Super League is a rugby league competition supported by News Corp. and produced in partnership with News Corp.'s Fox Sports joint venture. Rugby league is one of the most popular television sports in the Queensland and New South Wales portions of Austar's franchise areas. The Super League Channel currently provides live telecasts (and replay rights) of certain Super League weekly games on Friday nights, Saturday, Sunday and Monday evenings, but the suppliers of the channel have indicated their intention to add, at some point in the future, additional "football" programming, including U.S. NFL games and international soccer.

     Austar intends to expand further the number of programming services available on its MMDS systems and expects that, upon deregulation of the DTH business in July 1997, it will be marketing additional channels of programming via DTH. Austar's MMDS systems have the capacity to transmit up to 19 analog channels (of which Austar currently uses 11 to 12 in its markets) in addition to free-to-air channels, which are integrated into the programming line-up at the rooftop. Austar is currently testing digital technology in one market and intends to offer digital service in certain metropolitan markets if and when competitive factors dictate. The DTH service marketed by Austar utilizes MPEG II digital technology which has over 100 channels of capacity. In addition to any additions to the Galaxy Package, Austar has also secured, beginning in July 1997 for a five-year period, a 54 MHz transponder capable of broadcasting between 10 and 15 digital channels on the Optus Networks satellite that currently transmits the Galaxy Package, and pursuant to the Australis Arrangement has the right to deliver such programming to its customers through the Galaxy system. The Company is currently evaluating the revenue generation potential for program carriage on this transponder and may sublease all or a portion of its transponder capacity during the initial term of the agreement. Such transponder payments will be approximately $480,000 per month, beginning in July 1997, under the agreement with Optus Networks.

     FRANCHISE AGREEMENTS. Austar has entered into franchise agreements with Australis. Each franchise agreement is for a term of 15 years commencing in October 1994, and Austar has the option to renew the franchise agreements on identical terms for another ten years. Under the franchise agreements, Australis granted Austar the license and right to distribute the Galaxy programming package in its franchise areas. These franchise agreements provide exclusivity over wireless technologies and provide that Australis will not grant rights to any other person to use Australis' satellite infrastructure or system to transmit Galaxy in Austar's franchise areas.

     Pursuant to the terms of its franchise agreements, Austar pays a percentage of net revenues to Australis for the right to distribute the Galaxy Package. For purposes of the franchise agreements, net revenues equal gross revenues received from the eight Galaxy channels currently provided less certain agreed costs, including depreciation of subscriber equipment, which the Company believes results in a favorable programming pricing structure.

     In March 1995, Australis granted Foxtel a license to distribute the Galaxy Package over cable television systems throughout Australia, including Austar's franchise areas. The Company believes that because of such action, Australis was in breach of its franchise agreements. Foxtel is currently distributing Galaxy programming, in only one of Austar's markets, the Gold Coast, which contains approximately 116,000 serviceable homes. On June 19, 1996, pursuant to the Australis Arrangement, Austar and the Company agreed to settle their dispute with Australis with respect to this matter. As part of the Australis Arrangement, the parties agreed that Australis is entitled to grant Foxtel the non-exclusive right to distribute Galaxy programming by cable, but that Foxtel may not sublicense or assign this right without Austar's consent. Australis agreed to pay to Austar an amount equal to the amount Australis received from Foxtel for programming service for the period from March 1995 through June 30,

1996, less the amount Australis paid to third party programming suppliers for such programming with respect to Foxtel subscribers located in Austar's franchise areas during such period. In addition, from June 30, 1996 through the term of the franchise agreements, Austar has the right in its sole discretion, either to (i) sublicense to Foxtel the right to transmit the services provided to it by Australis (and any other services) by cable transmission in its franchise areas or (ii) require Australis to pay Austar an amount each month equal to the sum of (a) the greater of A$4.50 per subscriber and all revenues (less programming costs) per subscriber during such month received under the agreement between Foxtel and Australis, with respect to Foxtel subscribers located in Austar's franchise areas and (b) an additional amount (if any) to put Austar in the position that it would have been in had it sublicensed the services provided to it by Australis directly to Foxtel (which currently would be approximately $8 per Foxtel subscriber per month). The Company believes that, because its programming costs are less than the revenue to be generated by sublicensing such programming to Foxtel, the benefits to be gained from this aspect of the Australis Arrangement will be substantial over the years. As part of the Australis Arrangement, Australis agreed to extend the term of the franchise agreements by five years to an initial 15-year term and amended certain financial and strategic terms of the franchise agreements. Australis also granted to Austar the right to use Australis' satellite infrastructure to provide additional DTH services within Austar's franchise areas. In addition, Australis agreed to provide all future Galaxy channels to Austar at a price no less favorable than that charged other persons and in any event at no more than Australis' cost (as charged by third parties with respect to programming delivered by such party to Australis or the lowest price of which Australis agrees to distribute Australis produced or compiled programming), plus 10%. In return, the Company agreed (i) to waive and release any claim arising out of or in connection with Australis' execution and performance of its license agreement with Foxtel and (ii) not to make any objection or claim against Australis or Foxtel in connection with such license agreement. Management believes the Australis Arrangement is favorable to Austar.

     COMPETITION. The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest capital cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While the Company believes household densities could potentially support wireline cable construction in areas representing approximately 20% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and where appropriate could construct wireline cable systems. With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market, Austar does not currently have any operational subscription television competitors in its franchise areas. In the Gold Coast, Austar is currently providing 13 channels of programming as its basic package which includes the eight channel Galaxy programming package as well as five additional channels, at a monthly rate of approximately $23 with a one-time installation charge of approximately $15. Foxtel offers the Galaxy Package of eight channels as well as its ten other satellite or locally originated channels for a monthly fee of $31 and an installation charge of $16. At February 28, 1997, Austar had 14,956 subscribers in the Gold Coast and estimates that Foxtel has 7,500 subscribers in this market. In addition, Austar is currently testing digital MMDS technology in the Gold Coast and expects to implement digital service in those metropolitan markets where competitive conditions dictate.

     Approximately 747,000 of Austar's 1.6 million franchise homes are in non-metropolitan markets which generally have densities of fewer than 25 households per square kilometer. As a result, the Company believes that these markets can only be served economically with DTH technology. Existing regulations prohibit any DTH service other than the Galaxy programming package from being offered in Australia prior to July 1997. Austar has the exclusive right to market the Galaxy DTH service in its franchise area. Although regulations will no longer prohibit additional DTH services after June 1997, Austar will retain its exclusive right to market the Galaxy Package in its franchise areas through 2009 (extendible to 2019 at Austar's option). In addition, Austar believes it has an additional competitive advantage in offering DTH service in these markets because over 70% of its serviceable homes are within a fifty kilometer radius of its metropolitan markets, in most of which it has sales personnel and installation technicians. Accordingly, Austar believes its cost to market and install subscribers in these areas should be below that of any potential competitor without similar infrastructure in place.

     Management believes that Austar has established a significant subscriber base, strong brand awareness and substantial operational and marketing infrastructure, factors that provide it with a competitive advantage. Optus Vision has publicly announced that it plans to offer subscription television services by DTH throughout Australia. In addition, the Company understands that Australis and Optus Vision plan to form a joint venture whereby Australis will contribute to the venture its satellite infrastructure allowing for DTH transmission of Optus Vision's programming services. The Company believes that using the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise area would be in violation of its franchise agreements with Australis and has recently commenced proceedings seeking injunctive relief preventing the use of Australis' infrastructure by Optus Vision in Austar's franchise area. There can be no assurance that Austar will prevail in its lawsuit or that, even if it is successful in obtaining an injunction to prevent the consummation of the joint venture, Optus Vision or others will not compete in Austar's franchise area.

     MANAGEMENT AND EMPLOYEES. Austar's senior management includes 10 UAP employees appointed to Austar that collectively have 130 years experience in the construction, marketing and operation of multi-channel television systems. Austar and UIH are parties to a 10-year Technical Assistance Agreement, renewable for up to an additional 15 one-year terms, pursuant to which Austar pays UIH a monthly fee equal to 4% of its gross revenues through October 2002, 3% through October 2004 and 2% through the remaining term of the agreement, for the provision of various management and technical services, and reimburses UIH for certain direct costs incurred by UIH, including the salaries and benefits relating to the senior management team.

     As of January 31, 1997, Austar had a total of 699 employees. Substantially all of Austar's employees are parties to an "award" governing the minimum conditions of their employment including probationary periods of employment, rights upon termination, vacation, overtime and dispute resolution.

SATURN (NEW ZEALAND)

     The Company owns 100% of Saturn, which recently launched service on the initial portions of its HFC network that will allow it to provide multi-channel television services as well as business and residential telecommunications services in the Wellington area, encompassing 135,000 homes. Wellington is New Zealand's capital and second largest city. The Company launched service in portions of this system in September 1996 and expects construction to be completed by mid-1998. Saturn also operates an existing cable system, which passes approximately 6,000 homes, on the Kapiti Coast north of Wellington. As of February 28, 1997, Saturn's activated networks passed approximately 16,000 homes and serviced approximately 1,900 subscribers. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 200,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets.

     MARKET OVERVIEW. The Company believes that New Zealand, a market of 1.2 million television homes, is attractive for multi-channel television providers. New Zealand has a demographic profile similar to Australia, including high per capita income and strong television, VCR and cellular telephone penetration rates. In addition, New Zealand imposes virtually no pricing regulation and only limited program content regulation and permits operators to offer combined multi-channel television and telephony services over one network. There is currently only one significant multi-channel television provider that currently offers a five-channel UHF-delivered subscription service.

     OPERATING AND GROWTH STRATEGY. Saturn is constructing a 750 MHz HFC network designed to service 500 homes per node with each home drop overlaid with copper telephony plant. This architecture will allow the integrated delivery of pay TV, telephony, Internet access, high speed data and future interactive services. The majority of Saturn's approximately 1,600 kilometers of plant will be constructed on aerial utility poles which will allow for quicker and more cost-effective network construction than underground wireline. In addition, because Wellington zoning generally permits only a single additional communications cable on its aerial utility poles, Saturn's status as first operator on such poles may limit use of these poles by other communications providers. Because the only significant multi-channel television competitor in the Wellington market offers a UHF-delivered service that is limited to only five channels, management believes it will be able to build a significant customer base by offering an attractive basic programming line-up of over 30 channels at competitive prices, as well as pay-per-view, data and telephony services. Saturn is currently negotiating for an interconnect agreement that will allow it to provide local residential and business telephone services. By bundling both subscription television and telephony services, Saturn will be able to offer pricing discounts across both services, which management believes will provide an advantage over competitors that offer only one service. Saturn is currently in the preliminary stages of discussions with several telecommunications providers in the New Zealand market concerning potential strategic partnership arrangements. There can be no assurances, however, that Saturn will be able to conclude successfully any such arrangements.

     PROGRAMMING. Saturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. Saturn is currently offering a single tier of service consisting of 21 channels and is currently negotiating with a number of programming services to expand its channel offering. The following is a list of the programming currently offered by Saturn in its basic package:

          Channel                   Programming Genre
          -------                   -----------------

          TV 1....................  general entertainment
          TV 2....................  general entertainment
          TV 3....................  general entertainment
          Capital TV..............  general entertainment
          Community Channel.......  local news, events
          CNN International ......  world news
          Asia Business News......  Asian business news
          Discovery...............  science and nature
          NBC Superchannel........  general entertainment
          TNT.....................  classic movies
          Cartoon Network.........  children's cartoon programming
          Trackside...............  TAB racing
          Kidzone.................  children's programming
          Weather Channel.........  live weather from NZ MetService
          Program Guide...........  programming line-up
          TVSN....................  shopping
          CMTV....................  country music video
          RFO.....................  French general entertainment
          NHK.....................  Japanese general entertainment
          Elijah Television.......  non-denominational religious programming
          Worldnet................  U.S. information service news and science

     In addition, in 1996 Saturn has negotiated two pay-per-view licensing agreements with Columbia TriStar and Universal Pictures and expects to have agreements with several other studios and to launch its pay-per-view services in the second quarter of 1997.

     PRICING. Saturn currently offers a single basic service package with 21 channels in Wellington at a monthly subscription rate of $23 with a one time installation fee of $30 per subscriber. Sky TV ("Sky"), Saturn's primary competitor, charges subscribers a monthly rate of approximately $36 for five channels of programming with a one time installation fee of $35 per subscriber. Saturn is currently offering new subscribers a promotional monthly basic rate of $17 for the months from November 1996 to March 1997.

     MARKETING; CUSTOMER SUPPORT. Saturn's marketing strategy uses promotion techniques proven in existing subscription television markets such as the United States and Europe, including direct sales campaigns (door-to-door selling), direct mail and telemarketing supported by a mass media brand awareness program. Direct sales has proven to be the most effective technique in other cable television markets, particularly in areas where multi-channel television is in its introductory stage. Each of these techniques aims to communicate the selling points of cable television: expanded choice, high entertainment value and breadth of programming genre to potential subscribers. Homes are released for marketing on a node by node basis as construction is completed, which allows a very targeted marketing program tailored to the unique demographic profile of the territory, and enables Saturn to capitalize on the product awareness resulting from its construction efforts. Saturn's sales strategy is designed to include an emphasis on telephony services (once these can be offered) and to capitalize on the value, quality and customer service advantages associated with bundled services. Saturn has established a national customer services center at its corporate headquarters in Wellington. All call management technology employed by Saturn is scaleable and can be configured to support a national network expansion. In addition, Saturn is currently developing a sophisticated marketing database to assist the sales force in a targeted sales approach in future marketing campaigns.

     COMPETITION. There are currently three broadcast networks in New Zealand, with plans for a fourth network announced. The largest provider of subscription television services in New Zealand is Sky, which operates a five channel scrambled UHF subscription television service. Although Sky offers a popular sports channel on an exclusive basis, Sky does not currently offer the programming diversity or television/telephony bundling that Saturn plans to offer, services Saturn believes will drive its penetration. Sky has recently announced, however, that for an installation fee of $420 it intends to offer a satellite service primarily targeted to rural areas of New Zealand that currently are unable to receive Sky's UHF signal and which may enable it to provide up to an additional five channels. Independent News Limited, which is 49% owned by News Corp., has recently announced that it is negotiating to acquire a significant shareholding in Sky. In addition, Telecom New Zealand ("Telecom"), New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75% of national and international toll revenues and 90% of cellular revenues, has announced its intention to rebuild certain of its existing networks using HFC technology, which will allow it to offer video and data services to a total of approximately 70,000 homes in various parts of New Zealand, and that further expansion of its network will depend on results of the initial roll-out. Telecom recently activated the initial portion of its network in the Wellington area, which passes approximately 2,000 homes. Telecom is also expected to be the primary competition to Saturn's planned local loop telephony service.

     MANAGEMENT AND EMPLOYEES. The Company has appointed three of its employees to senior management positions at Saturn, including Saturn's chief executive officer, Jack Matthews, and Saturn's technical director and customer operations director. UAP also provides technical, administrative and operational assistance to Saturn. Saturn reimburses UAP for all direct and indirect costs associated with these services, including employee costs, and pays UAP 5% of Saturn's gross revenue through 1999.

     As of January 31, 1997, Saturn had 125 employees. Substantially all of Saturn's employees are parties to a collective employment contract governing certain conditions of their employment including probationary periods of employment, termination, redundancy, overtime, holidays, leave and dispute resolution.

XYZ (AUSTRALIAN PROGRAMMING)

     Through its 25% interest in XYZ, the Company provides four channels (the "XYZ Channels") of the eight channels which are distributed as the Galaxy Package, the most widely distributed programming package in Australia. The XYZ Channels consist of the following:

          Channel                        Programming Genre
          -------                        -----------------
          Discovery Channel............  documentary, adventure, history and lifestyle programming
          Nickelodeon/Nick at Nite.....  children's educational, entertainment and cartoons/family oriented drama and entertainment
          Channel [V]..................  music video with local presenters
          Arena........................  drama, comedy, general entertainment, programming, library movies


     XYZ provides the XYZ Channels to Continental Century Pay Television Pty Limited (the "A Licenseholder"), which in turn, pursuant to long-term carriage agreements, supplies them as part of the Galaxy Package to Australis and its franchisees and to Foxtel. The Galaxy Package is available to the majority of
Australia's approximately six million television households, including all households marketed via MMDS and DTH by Australis and its franchisees, pursuant to a carriage agreement between Australis and the A Licenseholder that has been warranted to XYZ as having a term through at least 2010. The XYZ Channels are also distributed to Foxtel pursuant to a carriage agreement between Foxtel and the A Licenseholder that has been warranted to XYZ as having a term through 2020. XYZ's agreement with the A Licenseholder provides for fixed per subscriber prices. The Company understands the carriage agreement between the A Licenseholder and Foxtel provides for substantial minimum subscriber guarantees. XYZ currently receives monthly revenues of approximately $3.15 per MMDS or DTH subscriber and $4.15 per Foxtel subscriber. ECT, an affiliate of the A Licenseholder, has guaranteed the performance of all of the A Licenseholder's obligations to XYZ under this agreement. As of February 28, 1997, the XYZ channels were distributed to approximately 380,000 multi-channel television subscribers.

     OPERATING AND GROWTH STRATEGY. XYZ is an independently managed venture which purchases, edits, packages and transmits programming for the XYZ Channels in exchange for a monthly fee per subscriber. The Company and Century jointly manage Arena; the Company, Century and Foxtel manage Channel [V]; and the Company and Century, together with Nickelodeon Australia, Inc. ("Nickelodeon") manage the Nickelodeon/Nick at Nite channel. Each of these three channels reports to a board comprised of the Company, Century and Foxtel executives. The Discovery Channel is managed by Discovery Asia and distributed by XYZ.

     XYZ is focusing its marketing efforts on creating, building and supporting channel identification and brand awareness. XYZ's goal is to acquire quality programming that will engender viewer loyalty. In addition, when restrictions on multi-channel television advertising expire in mid-1997, XYZ plans to offer advertising on each of the XYZ Channels. XYZ also plans to create and distribute two additional channels in 1997.

     ACQUISITION OF PROGRAMMING. In July 1995, XYZ and Discovery Asia executed a twelve-year exclusive carriage agreement whereby a localized version of the Discovery Channel replaced the existing documentary channel developed by XYZ. The Company believes that, as a result of this arrangement, XYZ will be able to offer subscribers higher quality programming at a lower cost to XYZ.

     XYZ and Nickelodeon, a division of Viacom, are jointly producing and distributing an Australian version of Nickelodeon/Nick at Nite, which XYZ began distributing in October 1995. XYZ pays a monthly per subscriber license distribution fee that is shared equally by Nickelodeon and XYZ.

     XYZ acquires programming and locally produces interstitials for, packages and distributes Arena and Channel [V]. XYZ has acquired a two to three year supply of programming for Arena at prices its management considers to be favorable. XYZ is pursuing supply agreements and potential joint venture arrangements with a number of other international programming suppliers.

     In March 1997, XYZ and Channel [V] Music Networks ("CVMN"), a joint venture between Star TV and several record companies including B.M.G., EMI, Sony and Warner Music, entered into an agreement to re-brand XYZ's music video channel under a license arrangement with the international music video channel, Channel [V]. The arrangement, which has a ten year term, will allow XYZ to use the Channel [V] trademarks, interstitial materials and management and gives it access to Channel [V]'s favorable record programming arrangements. XYZ has agreed to pay a management fee of A$1 million over the first two years as well as a licensing fee based on gross subscriber revenues, ranging from 2.5% for the first two years to 5% for the third through the tenth years. After the third year, CVMN shall have a one-year option to acquire a 20% interest in Channel [V] at a price equal to XYZ's cost plus cost of capital at 11.5% per annum. Upon such acquisition, CVMN will offset its licensing fee against current and future profit shares.

     EMPLOYEES. As of January 31, 1997, XYZ had 51 employees and the Nickelodeon joint venture had 20 employees. The programming joint venture between the Company and Century had 11 employees that provide management services to XYZ.

TELEFENUA (TAHITI)

     The Company has an up to 90% economic interest in Telefenua which operates a 15 channel MMDS service in a service area that, as of February 28, 1997, included approximately 19,600 television homes. Telefenua is currently expanding its network by selectively adding beam benders and repeaters that will allow its signal to reach substantially all of the approximately 31,000 serviceable homes in its franchise areas. Telefenua had 5,472 subscribers as of February 28, 1997, representing a 28% penetration rate. The Company is in the early stages of negotiating the sale of all or a portion of Telefenua to a local strategic investor, although there can be no assurance that the Company will conclude such a transaction.

     MARKET OVERVIEW. Tahiti and Moorea are the two largest and most populous islands of French Polynesia, a self-governing territory of the Republic of France. The French government contributes heavily to French Polynesia's economy and approximately one-third of Tahiti's population is employed by the national government. Television viewing alternatives are limited, but demand for television is strong as demonstrated by the country's high television and VCR penetration rates, 99% and 66%, respectively, and average per capita television viewing of nearly four hours per day. Prior to late 1994, television choice was limited to two government broadcast channels.

     OPERATING AND GROWTH STRATEGY. Telefenua is focusing on increasing its penetration rates through continued direct marketing campaigns, including door-to-door sales, and expanding its serviceable homes through select deployment of beam benders and repeaters. Management is actively seeking to expand its programming offering including the planned introduction of premium movie services. Telefenua is also expanding its network by adding additional beam benders and repeaters. The Company anticipates this expansion will be completed over the next 12 to 24 months.

     PRICING. The subscription fee for Telefenua's basic tier is approximately $49 per month and the expanded tier monthly rate is approximately $60. To date, nearly 99% of Telefenua's customers are subscribing to the expanded tier of service. Telefenua also charges a one-time installation rate of approximately $100.

     PROGRAMMING. Telefenua offers a combination of French and English language services. Telefenua's current channel line-up consists of 15 channels segregated into two tiers of service--a basic service with 12 channels and an expanded tier with an additional three channels. Telefenua's basic tier offers the two local broadcast channels as well as French language childrens', sports, general entertainment and music channels and the English language CNN International channel. Telefenua also offers a French/Tahitian language program guide and plans to offer a local public access channel. The expanded tier includes French language movies, a documentary channel and ESPN International.

     With the exception of CNN International, ESPN International and the two local broadcast channels, all programming consists of taped French satellite services. Current French regulations require approval of the national regulatory authority for all programming. The following is a list of programming currently offered by Telefenua:

          Channel                  Programming Genre
          -------                  -----------------

          RFO 1................... government broadcast, general entertainment
          RFO 2................... government broadcast, general entertainment
          CNN International....... world news
          RTL..................... general entertainment
          Eurosport............... sports
          Canal J/Canal Jimmy..... adult and childrens'
          Serie Club.............. general entertainment
          Paris Premiere.......... arts, life
          MCM..................... music video
          M6...................... general entertainment
          CMT..................... country music video
          Program Guide........... program guide service
          Planete................. documentary (expanded basic tier)
          Cine Cinemas............ movies (expanded basic tier)
          ESPN International...... sports (expanded basic tier)

     MARKETING; CUSTOMER SUPPORT. Telefenua utilizes several marketing techniques, proven in the U.S. multi-channel television industry, including door-to-door, direct mail and local media. The Company's customer service center also conducts telemarketing campaigns and has opened sales boutiques in high traffic areas throughout Tahiti and Moorea. Marketing campaigns consist of selected promotions targeting specific demographic groups throughout the year and new markets as they are activated. Telefenua's customer service center is located at its corporate headquarters. The center handles all customer inquiries, coordinates installations and manages all maintenance activities.

     COMPETITION. Telefenua's only subscription television competitor is Canal Plus, which offers a single channel UHF service offering a combination of sports, movies and general entertainment programming. The Company estimates that Canal Plus had approximately 3,800 subscribers, of which an estimated 1,000 are also customers of Telefenua. The monthly subscription fee for Canal Plus' service is approximately equal to the subscription fee for Telefenua's 15-channel expanded tier service. There is no existing competition in Tahiti from DTH services due to limited satellite coverage in the region and lack of available satellite delivered French language programming.

     MANAGEMENT AND EMPLOYEES. UIH and the Societe Francaise des Communications et du Cable S.A. ("SFCC"), Telefenua's immediate parent, are parties to a Technical Assistance Agreement, whereby UIH has agreed to provide technical, administrative and operational assistance to SFCC. SFCC has a similar technical assistance agreement with Telefenua under which it makes available to Telefenua UIH's services encompassing the following areas: (i) engineering, design, construction, and equipment purchasing; (ii) marketing, selling and advertising;
(iii) accounting, billing and subscriber management systems and (iv) personnel management and training, for reimbursement of expenses and a fee equal to 5.5% of Telefenua's gross revenue through the end of 1996, 3.5% of gross revenue for the following 12 months, and 2.5% thereafter. The fees payable to UIH under its Technical Assistance Agreement with SFCC are 5%, 3% and 2% of Telefenua's gross revenues over the same periods. UIH is also reimbursed for all direct and indirect costs associated with the services it provides. UIH has appointed two of its employees to serve as managing director and technical director of Telefenua. UIH pays these employees' salaries and benefits and charges Telefenua for these amounts.

     As of January 31, 1997, Telefenua had 40 employees.

UNITED WIRELESS (AUSTRALIAN MOBILE DATA)

     The Company owns a 100% economic interest in United Wireless, a provider of two-way wireless mobile data services in Australia. Wireless data networks provide for the two-way transmission of packet switched data between a customer's terminal and a host computer. The transmission of wireless data occurs over a network, similar in configuration to a cellular telephone network, which is constructed and maintained by a local network carrier, such as United Wireless.

     BACKGROUND. In September 1995, the Company acquired a 100% interest in BellSouth Mobile Data Australia Pty Limited which was renamed United Wireless. United Wireless is in the second phase of its network deployment in the major metropolitan markets of Australia. United Wireless' network is based on the "Mobitex" technology, developed by Ericsson and Swedish Telekom and launched in 1984. Today, there are 14 operational Mobitex wireless data networks deployed throughout Europe, North America and the Asia/Pacific region.

     MARKET OVERVIEW. The Australian wireless mobile and fixed data industry is in an early stage of development. Wireless data services were first introduced in Australia in 1992 by United Wireless' predecessor. Today, there are two public wireless data carriers in Australia with a total estimated installed base of 5,500 customer terminals.

     OPERATING AND GROWTH STRATEGY. United Wireless is aggressively expanding its network coverage areas to encompass the metropolitan markets of Adelaide, Brisbane, Canberra, the Gold Coast, Melbourne, Perth and Sydney. The Company plans on spending approximately $3.7 million for network construction and working capital needs through 1998.

     MARKETING AND CUSTOMERS. United Wireless' target market includes large companies with significant potential installed bases, such as utilities, security alarm firms, commercial banks, transport companies, and courier and delivery companies. Management believes that the most expeditious and economical approach to building an installed customer terminal base is to target its efforts on securing these large corporate accounts. Specific applications that United Wireless plans to target include remote order entry (i.e., sales persons and couriers), credit and debit card validation, remote meter reading for utilities, security monitoring and vending machine inventory monitoring.

     REVENUE AND PRICING. The majority of United Wireless' revenues are derived from monthly access fees charged on a per terminal basis. The average customer pays a monthly rate of $25 per terminal.

     SALES. United Wireless utilizes a network of systems integrators that act as the primary interface with potential customers. These systems integrators develop specific customer applications which utilize the Mobitex wireless network for transmission of data. United Wireless works closely with these systems integrators providing technical, marketing and other general sales support.

     COMPETITION. United Wireless competes primarily with Telstra Wireless Data, a subsidiary of Telstra, whose wireless data network was developed by Motorola. The Company estimates Telstra Wireless Data has an installed base of approximately 5,250 customer terminals.

     In addition to an existing competitor, United Wireless could face competition in the future from certain companies that are attempting to implement satellite-generated data transmission and paging services on a global scale. The launch of low earth orbit satellite systems offering wide area public data communications in Australia is expected between 1999 and 2002. The Company believes, however, that the costs of both terminal equipment and data transmission are expected to be significantly greater than those incurred by United Wireless.

     The Company believes that the Mobitex network provides certain competitive advantages over other operating platforms including: (i) superior transmission quality; (ii) broader redundancy capabilities; (iii) larger base station coverage areas; (iv) lower maintenance and support requirements; and (v) a greater array of proven application solutions.

     EMPLOYEES.   As of January 31, 1997, United Wireless had 23 employees.

TECHNOLOGIES EMPLOYED BY THE COMPANY

     The Company currently uses three principal transmission technologies in the deployment of its multi-channel television services in Australia, New Zealand and Tahiti. These technologies are: (i) microwave multipoint distribution systems (MMDS or wireless cable); (ii) DTH satellite broadcast services; and
(iii) wireline cable, or CATV, the technology with which multi-channel television services are most frequently delivered in the United States. The Company has carefully evaluated the characteristics of the markets in which it is currently operating or planning to operate multi-channel television systems and has chosen what it believes to be the most appropriate transmission technology for each. While these transmission technologies are, in general, similar with respect to picture quality, all such technologies offer improved picture quality compared to what has historically been offered by over-the-air broadcasters.

     MMDS is a microwave distribution system for which frequency bands are utilized for transmission of the programming services. MMDS signals originate from a head-end facility, which receives satellite-delivered programming services and delivers such programming via an encoded microwave signal from transmitters located on a tower or on top of a building to a small receiving antenna located at a subscriber's premises, where the microwave signals are decoded. MMDS transmission requires a clear line-of-sight because microwave frequencies will not pass through obstructions; however, many signal blockages can be overcome through the use of low power signal repeaters which retransmit an otherwise blocked signal over a limited area. The initial construction costs of a MMDS system generally are significantly lower than a wireline cable or DTH system. The Company is using MMDS transmission technology in Australia and Tahiti, where housing density and topography make MMDS the most cost effective technology.

     DTH transmits encoded signals directly from a satellite to a subscriber's premises, where it is decoded. Currently in Australia, all DTH subscription television services are transmitted via the Optus Satellite using High Performance Beams ("HP Beams") covering certain geographic areas (commonly referred to as a satellite "footprint"). All of Austar's franchise areas are within the Optus Satellite footprint. Since this signal will be transmitted at a high power level and frequency utilizing MPEG II digital technology, its reception can be accomplished with a relatively small (26-35 inch) dish mounted on a rooftop or in the yard for the households located within the innermost satellite transmission footprint and with a slightly larger (35-47 inch) dish for the households located outside the innermost footprint. Austar is using DTH transmission technology for homes in its MMDS markets that are not reachable by its MMDS signals as well as for homes in its franchise areas where household densities do not support the construction of MMDS systems. Due to satellite coverage limitations, DTH service is currently not available in New Zealand or Tahiti although Sky has recently announced plans to start delivering services to New Zealand by satellite.

     A wireline cable television system is a network of coaxial or fiber-optic transmission cables through which programming is transmitted to a subscriber's premises from the system's head-end facility, which receives satellite and tape-delivered programming. Wireline cable television offers a wide bandwidth that generally allows the transmission of a larger number of channels than MMDS. When constructed with a HFC network, as the Company plans to do in New Zealand, the system's infrastructure can be used to deliver telephony and data services. The primary disadvantages of a wireline cable network are the higher costs of construction, especially in areas of low housing density, and the length of time required to construct the network. The Company is constructing wireline cable systems in New Zealand and, due to topography and housing densities, is constructing a wireline cable system in one market in Australia.

EMPLOYEES

     The Company has no employees. Administrative and other services for the Company are currently provided by UIH. UIH and the Company are parties to the UIH Management Agreement pursuant to which UIH provides all management and administrative services necessary for the Company. UIH supplies certain employees to Austar, Saturn and Telefenua pursuant to Technical Assistance Agreements with such operating companies. See Item 13 of Part III "Certain Relationships and Related Transactions."

CORPORATE ORGANIZATIONAL STRUCTURE

     The Company is a holding company with no operations of its own. The Company holds majority economic interests in all of its operating companies other than XYZ. Below is a summary of the Company's ownership interests in its operating companies.

AUSTAR

     The Company holds a combined 100% economic interest in CTV and STV, which operate together under the name Austar, through direct and indirect holdings of convertible debentures and ordinary shares. The Company holds approximately 15% of the ordinary shares of CTV and STV, which accounts for an approximately 0.3% economic interest in Austar. The Company holds all of CTV's and STV's convertible debentures, which accounts for an approximately 97.8% economic interest in Austar. In addition, through the Company's holdings of certain debentures of Salstel Media Holdings Pty Limited ("SMH") and Salstel Media Investments Pty Limited ("SMI"), which in turn hold ordinary shares of CTV and STV, UAP has an additional effective 1.9% economic interest in Austar. Although the Company holds debentures and one share in each of SMH and SMI, it does not control such entities or have controlling rights as a shareholder of such entities. Through contractual arrangements and pursuant to the terms of CTV's and STV's respective charter documents, the Company has the right to appoint all of the six voting directors of each company.

XYZ

     The Company has an indirect 25% interest in XYZ through its 50% interest in CUPV, an Australian corporation owned equally by the Company and Century. CUPV holds a 50% interest in XYZ. The remaining 50% interest in XYZ is held by Foxtel.

SATURN

     In 1994, the Company acquired a 50% interest in Saturn, a New Zealand corporation. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% common equity interest in the Company.

TELEFENUA

     UIH-SFCC Holdings, L.P. ("UIH-SFCC"), a limited partnership wholly-owned by the Company, is the general partner of a limited partnership (the "Partnership") that owns 100% of the preferred stock of SFCC, representing approximately 40% of the share capital of SFCC. SFCC is the parent company of Telefenua, which owns and operates the multi-channel television system in Tahiti. As holder of 100% of the preferred stock of SFCC, the Partnership is entitled to certain preferential distributions by SFCC. Through its general partner's interest in the Partnership, UIH-SFCC will receive 90% of the distributions made by SFCC until UIH-SFCC has received the return of its investment plus a 20% cumulative compounded annual return, 75% of distributions until it has received the return of its investment plus a 40% cumulative compound annual return and 64% of distributions thereafter. Once UIH-SFCC's total equity investment exceeds $10 million, further equity investments would not be entitled to the 90% and 75% distributions. Instead, equity investments above $10 million, to the extent not matched pro rata by the Company's partners, would increase the 64% that UIH receives after the preferential distributions are made on the first $10 million. As of September 30, 1996, UIH-SFCC has also advanced $7 million as a bridge loan to SFCC, approximately $5 million of which was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. UIH-SFCC intends to convert approximately $3.1 million of such debentures into preferred stock with the same terms as the existing preferred stock of SFCC, to bring UIH-SFCC's total equity investment to $10 million. UIH-SFCC has also invested $2.3 million in equipment, which has been leased to Telefenua.

UNITED WIRELESS

     United Wireless is a wholly-owned subsidiary of the Company.

     For a discussion of risks associated with foreign operations, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Form 10-K.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
--------------------------------------------------------------------------------

     For information applicable to this item, refer to the notes to the financial statements contained in Item 8 of Part II of this Form 10-K.

ITEM 2.  PROPERTIES
-------------------

     The Company's executive offices are located in Denver, Colorado, in space leased by UIH. In management's opinion, facilities are sufficient to meet the current and foreseeable future needs of its operating companies.

     Austar leases office space in Sydney for its administrative offices and has established five regional offices in leased space in certain areas where it has launched service. Austar also leases locations for smaller local offices in most of its markets to handle local customer maintenance, marketing and installation. In addition, Austar leases facilities to house the head-end facility and transmitter tower in each of its markets. The NCOC is located in leased facilities in the Gold Coast. Generally, these Austar facilities are leased with terms of three to six years, with renewal options in many instances. Austar believes that its leased facilities are sufficient for its foreseeable needs and that it has access to a sufficient supply of additional facilities in its various markets, should it require more space.

     Saturn has constructed a head-end facility on leased property in Paraparaumu. Saturn leases office and warehouse facilities for its headquarters in Petone, located north of Wellington, and additional office and warehouse space on the Kapiti Coast. These leases have six- and three-year terms, respectively, with six- and three-year renewal options, respectively. Saturn also has a two-year lease for additional warehouse space in Petone. Saturn has an option to acquire the Kapiti office premises.

     XYZ currently uses a portion of Foxtel's broadcasting facilities located in Sydney. XYZ is currently negotiating with Foxtel terms of a four-year lease for this facility. The Company believes this arrangement results in operational cost savings. XYZ believes its facilities are sufficient for the foreseeable future.

     Telefenua owns office space in Punaania, Tahiti. This facility also contains the customer service center and the head-end equipment for the system, including equipment for the receipt of satellite delivered programming and local broadcasts as well as play-back of taped programming. Telefenua compiles its 15-channel service at this facility and then transmits from its MMDS broadcast tower located on the island of Moorea.

     United Wireless leases corporate office space in Sydney and has a leased regional sales office in Melbourne.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Other than as described below, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     The territorial government of Tahiti has legally challenged the Decree and authority of the CSA to award Telefenua the authorizations to operate an MMDS system in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the CONSEIL D'ETAT, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. A law recently enacted by the French Parliament may give Telefenua a statutory basis for seeking a new authorization from the communications agency, should the existing authorization be nullified. The Company believes that if the existing authorization is nullified and Telefenua is unable to obtain a new authorization, Telefenua may petition for restitution for the taking of such authorization. There can be no assurance, however, that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, however, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

     Carl M. Johnson, an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses, has claimed that UIH owes him a 12.5% equity interest in unspecified subsidiaries of UIH. This complaint, which was filed on April 24, 1996 and served on UIH in October 1996, is pending in a civil court in Melbourne, Australia, and seeks an unspecified amount of damages. UIH intends to vigorously defend these claims.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. The Company intends vigorously to defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters have been submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

     UAP owns 487 (97.4%) of the 500 shares of issued and outstanding common stock of the Company. The remaining 13 shares are owned by Kiwi Cable Company BVI, Inc.("Kiwi"), the entity from which the Company acquired the remaining 50% interest in Saturn for approximately $7.8 million. The holder of this 2.6% interest was granted a one-time conversion right to exchange such interest for an equivalent interest in the common stock of UAP, upon certain circumstances.

     The Company has paid no dividends to either UAP or Kiwi. The Company is a holding company with no independent operations of its own and, as such, its ability to pay dividends is dependent upon distributions from its operating companies. Such distributions may be limited by contractual or other obligations of such operating companies. In addition, the ability of the operating companies to distribute funds may be limited by the current or future regulations of the countries in which they are located.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following summary consolidated financial data for the years ended December 31, 1994, 1995 and 1996 and balance sheet data as of December 31, 1995 and 1996 have been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report indicated a reliance on other auditors relative to certain amounts relating to the Company's interest in Telefenua and XYZ as of and for the year ended December 31, 1995. The data set forth below is qualified by reference to and should be read in conjunction with the audited Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of
Part II of this Form 10-K.

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                             ----------------------------------------------------
                                                                             1994                    1995                    1996
                                                                             -----                   ----                    ----
                                                                               (In thousands, except share and per share data)

STATEMENT OF OPERATIONS DATA:
Service and other revenue ..................................              $     --                $   1,883               $  24,977
System operating expense ...................................                    --                   (3,230)                (30,730)
System selling, general and
   administrative expense ..................................                    --                   (2,482)                (24,800)
Corporate general and
   administrative expense ..................................                   (659)                   (920)                 (1,376)
Depreciation and amortization
   expense .................................................                    --                   (1,003)                (36,269)
Equity in losses of affiliated
   companies ...............................................                 (1,015)                (16,379)                 (5,414)
Net loss ...................................................                 (1,674)                (17,233)                (87,986)
Net loss per common share ..................................              $  (3,437)              $ (35,386)              $(178,471)
Weighted average number of
   shares outstanding ......................................                    487                     487                     493
OTHER DATA:
Capital expenditures .......................................              $       1               $   7,648               $ 187,100

                                                            As of December 31,
                                                            ------------------
                                                            1995          1996
                                                            -----         ----
                                                               (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments.......  $  8,730    $  37,860
Property, plant and equipment, net.......................    27,630      193,170
Total assets.............................................    99,295      319,323
Senior discount notes and other liabilities..............       867      251,397
Total liabilities........................................    21,714      314,946
Total stockholders' equity...............................    75,066        4,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

     The Company currently holds (i) an effective 100% economic interest in Austar, (ii) a 100% interest in Saturn, (iii) a 25% interest in XYZ, (iv) an up to 90% economic interest in Telefenua and (v) a 100% interest in United Wireless. Because the Company accounts for its less than majority owned operating companies on the equity method, prior to September 1995, only the Company's Tahitian subsidiary, Telefenua, was consolidated. In September 1995, the Company acquired a 100% interest in United Wireless at which time it began consolidating its results of operations. In late December 1995, the Company increased its economic interest in Austar from 50% to 90% (the "Austar Transaction"). During 1996, the Company further increased its economic interest in Austar to 100%. Prior to the Austar Transaction, the Company accounted for its investment in Austar using the equity method of accounting. The Company began consolidating the results of operations of Austar on January 1, 1996. Following its July 1996 acquisition of the remaining 50% interest in Saturn, the Company began consolidating the results of operations of Saturn, which had previously been accounted for using the equity method of accounting. The Company accounts for its interest in XYZ using the equity method of accounting.

     In connection with the offering of the Notes, UIH merged into the Company UIH's subsidiaries that hold interests in certain operating properties and early stage projects in Australia, New Zealand and Tahiti. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIH's foreign multi-channel television, programming and mobile data interests in Australia, New Zealand and Tahiti since inception. The Company commenced operations in January 1994 when UIH began its development related activities in the Australia/Pacific region. The Company reflected all of the transfers from UIH as a capital contribution from parent in the accompanying consolidated financial statements. The Company reports on the basis of U.S. GAAP and recognizes its proportionate share of affiliated company income (loss) on the basis of U.S. GAAP results.

     The operating companies have, since inception, been engaged primarily in the construction of their networks and organizational and start-up activities. As a result, the Company has generated negative cash flow from operating activities for all periods presented. Accordingly, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction and initial marketing of service by the operating companies. As demonstrated by the table below, the Company has invested significant capital in the operating companies each of which are experiencing a rapid growth in subscribers.


                                                            December 31, 1996
                                --------------------------------------------------------------------------
                                                                 Invested                      Subscriber
                                  Company         Service        Capital                        Net Gain
Consolidated Subsidiaries:      Ownership(1)    Launch Date    (In millions)    Subscribers    During 1996
--------------------------      ------------    -------------  -------------    -----------    -----------
Austar..................              100%        Aug. 1995       $185.4          103,410        98,206
Saturn..................              100%       Sept. 1996         23.9            1,697           738
Telefenua...............               90%        Mar. 1995         16.7            5,187         1,061
United Wireless.........              100%       Sept. 1995          5.0              N/A           N/A

Unconsolidated Affiliate:
-------------------------

XYZ.....................               25%        Apr. 1995       $ 10.8          340,000       275,000

(1)  For an  explanation  of the  Company's  interests in each of the  operating
     companies,   see  Item  1  "Narrative  Description  of   Business-Corporate
     Organizational Structure."

     UIH, the Company's parent, provides various management, technical, administrative, accounting, financial reporting, tax, legal and other services for the Company pursuant to the terms of a UIH Management Agreement between UIH and the Company. See Item 13 "Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1996

      SERVICE AND OTHER REVENUE. The Company's service revenues (including installation revenues) increased to $25 million for the year ended December 31, 1996 from $1.9 million in the comparable prior year period. This increase was primarily attributable to increases in service and installation revenues at Austar. Service and other revenues for the years ended December 31, 1995 and 1996 were as follows:

                                                      For the Years Ended
                                                          December 31,
                                              --------------------------------
                                                 1994        1995       1996
                                               -------     -------     ------
                                                       (In thousands)

     Austar.............................      $    --      $   --      $21,244
     Telefenua..........................           --       1,882        3,513
     Saturn.............................           --          --          110
     United Wireless....................           --           1          110
                                              --------      ------     -------
          Total service and
             other revenue..............      $    --       $1,883     $24,977
                                              ========      ======     =======

          AUSTAR

               Service revenues at Austar were $21.2 million in 1996. Revenues consisted primarily of service and installation fees from basic subscribers of $14 million and $7 million, respectively, with other revenue totaling $.2 million. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no service revenues from Austar in 1995. Austar's actual service revenues in 1995 were $0.4 million. The increase in service revenues in 1996 was primarily attributable to an increase in subscribers (5,204 at December 31, 1995 compared to 103,410 at December 31, 1996). Such increase was the result of the rapid roll-out of Austar's services initially launched in August 1995.

         TELEFENUA

                Telefenua's service revenues increased to $3.5 million from $1.9 million in 1995, primarily attributable to an increase in subscribers (4,126 at December 31, 1995 compared to 5,187 at December 31, 1996).

         SATURN

                The Company began consolidating the results of Saturn effective July 1, 1996. Saturn's actual service revenues for the years ended
         December 31, 1996 and 1995 were $0.2 million and $0.1 million, respectively. The increase is attributable to an increase in subscribers from 959 in 1995 to 1,697 in 1996.

     SYSTEM OPERATING EXPENSES. The Company's operating expenses increased to $30.7 million for 1996 from $3.2 million in 1995, primarily as a result of increases in operating expenses at Austar. System operating expenses for the years ended December 31, 1995 and 1996 were as follows:

                                                         For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                    1994        1995       1996
                                                    ----        ----       ----
                                                          (In thousands)
      Austar...................................   $  --      $   --     $26,310
      Telefenua................................      --        2,836      2,118
      Saturn...................................      --          --         889
      United Wireless..........................      --          394      1,413
                                                  ------     -------    -------
           Total system operating expenses.....   $  --      $ 3,230    $30,730
                                                  ======     =======    =======

          AUSTAR

               The  Company  reported  operating  expenses  from Austar of $26.3 million in 1996, consisting primarily of salary and benefits ($11 million), satellite programming fees ($5.5 million) and annual MMDS spectrum license fees ($2 million), with the remainder consisting primarily of office-related expenses, system travel/recruitment and the NCOC and field office start-up costs. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no operating expenses from Austar in the Company's consolidated statements of operations for 1994 or 1995. Austar's operating expenses for 1995 were approximately $4.3 million. The increase in operating expenses in 1996 was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers. Austar is experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain marketing costs) as well as non-recurring start up costs (such as initial market research, NCOC establishment costs and additional one-time expenses due to the name change to "Austar") associated with the launch of its service. Austar expects operating expenses as a percent of service revenues to decline as start-up costs are reduced and as certain fixed operating expenses are spread over expected increases in service revenues.

          TELEFENUA

               Operating expenses consolidated by the Company from Telefenua decreased to $2.1 million in 1996 from $2.8 million in 1995, primarily due to a decrease in technical-related repairs and maintenance and tape production costs, partially offset by an increase in the subscribers in 1996. Telefenua's operating expenses in 1996 consisted primarily of programming related expenses ($1.2 million) with the remainder consisting of payroll-related costs and technical-related costs.

         SATURN

                The Company began consolidating Saturn on July 1, 1996. Accordingly, while the Company reported operating expenses of $0.9 million for Saturn in its consolidated statement of operations for 1996, Saturn's actual operating expenses were approximately $2.3 million for 1996 consisting primarily of payroll and office expenses related to the start-up activities, including system design and engineering work, for expansion of Saturn's Wellington system in 1996. Saturn's system operating expenses in 1995 were $1.1 million.

    SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's system selling, general and administrative expenses increased to $24.8 million for 1996 from $2.5 million in 1995, primarily attributable to increases in system selling, general and administrative expenses at Austar. System selling, general and administrative expenses for 1995 and 1996 were as follows:

                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                    1994       1995       1996
                                                    ----       ----       ----
                                                          (In thousands)
    Austar......................................... $ --      $   --    $18,628
    Telefenua......................................   --       2,286      2,586
    Saturn.........................................   --          --      2,463
    United Wireless................................   --         196      1,123
                                                    -----     ------    -------
        Total system selling, general and
            administrative expenses...............  $ --      $2,482    $24,800
                                                    =====     ======    =======

         AUSTAR

              System selling, general and administrative expenses consolidated by the Company from Austar were $18.6 million for the year ended December 31, 1996 and consisted primarily of $5.5 million in marketing costs related to print, radio and television advertisements utilized in the launch of Austar's services throughout its service areas during 1996, direct sales commissions ($4.1 million) and for general and administrative expenses at Austar's Sydney corporate headquarters ($9 million). The Company began consolidating the results of Austar on January 1, 1996. Accordingly, the Company reported no system selling, general and administrative expenses for Austar in 1995 or 1994. Austar's actual system selling, general and administrative expenses were approximately $3.1 million in 1995 compared to $0.4 million in 1994. The increase relates to marketing efforts associated with Austar's 1995 service launch. The increase in system selling, general and administrative expenses was primarily attributable to an increase in marketing related to the increased roll-out of MMDS operating systems and the initiation of DTH service in 1996.

         TELEFENUA

                System selling, general and administrative expenses consolidated by the Company from Telefenua increased to $2.6 million in 1996 compared to $2.3 million in 1995 and $0 in 1994. This increase was primarily attributable to increased marketing efforts associated with Telefenua's March 1995 service launch.

         SATURN

                The Company reported system selling, general and administrative expenses from Saturn of $2.5 million for 1996. The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, no system selling, general and administrative expenses for 1995 and 1994 were reported. Saturn's actual selling, general and administrative costs increased to $2.8 million in 1996 from $1.2 million in 1995 and $0.4 million in 1994. The increase is attributable to increased marketing efforts to expand the subscriber base as Saturn's system expanded.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. The Company's corporate general and administrative expenses for the year ended December 31, 1996 were $1.4 million as compared to $0.9 million in 1995 and $0.7 million in 1994. These expenses relate to corporate staff dedicated to the region.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $36.3 million in 1996 compared to $1 million in 1995 due primarily to the depreciation and amortization of $30.3 million from Austar in 1996. This increase in depreciation and amortization was attributable primarily to the significant deployment of operating assets at Austar beginning in early 1996 and continuing throughout the year as Austar launched service and began serving subscribers in a number of new markets. Depreciation expense is expected to increase substantially in future periods as capital expenditures for the build-out of Austar's MMDS sites and the launch of Saturn's wireline cable plant and related increases in capital necessary for subscriber equipment continue for the next several months. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no depreciation and amortization from Austar in its consolidated statements of operations for the years ended December 31, 1994 and 1995. The Company had no depreciation and amortization expense in 1994.

     EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recognized equity in losses of affiliated companies of $16.4 million and $5.4 million for the years ended December 31, 1995 and 1996, respectively, primarily due to the decrease in its ownership of XYZ and the consolidation of Austar beginning in January 1996. Equity losses in affiliated companies for 1995 and 1996 are as follows:

                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                   1994        1995       1996
                                                   -----       ----       ----
                                                          (In thousands)
          Austar(1)............................  $   551     $ 3,212    $    -
          Saturn(2)............................      365       1,438        930
          XYZ(3)...............................       99      11,729      4,484
                                                 -------     -------    -------
             Total equity in losses of
                   affiliated companies........  $ 1,015     $16,379    $ 5,414
                                                 =======     =======    =======

         (1) The companies that comprise Austar were incorporated in mid-1994. The Company acquired an initial interest in these companies in the fall of 1994 and increased its economic interest in these companies to 90% in late December 1995. Austar launched its first MMDS system in August 1995. The Company began consolidating Austar effective January 1, 1996. Accordingly, the Company reported no equity in losses related to Austar in 1996.
         (2) The Company acquired an initial 50% interest in Saturn in July 1994. Accordingly, the Company recognized equity in losses for Saturn for only the six months ended December 31, 1994, as compared to the full twelve months for the year ended December 31, 1995. The Company increased its ownership interest in Saturn from 50% to 100% in July 1996. Accordingly, subsequent to that time, the Company consolidated the operating results of Saturn. Prior to such time, the Company recognized equity in losses from Saturn.
         (3) XYZ was formed in October of 1994 and began distributing its four Channels in April 1995.

         SATURN

                In addition, in 1995, Saturn initiated engineering and design work and started system construction and accordingly incurred more losses in 1995 as compared to 1994.

         XYZ

                Equity in losses of XYZ decreased to $4.5 million in 1996 from $11.7 million in 1995. This decrease was primarily attributable to the decrease in the Company's interest in XYZ from 50% to 25% in September 1995. In addition, XYZ reported a lower net loss in 1996 due to higher revenues in 1996 resulting from an increase in programming subscribers combined with a favorable comparison to 1995 which included high start-up costs associated with the launch of the channels. XYZ's actual operating revenues for 1996 were $7.6 million compared to $1.3 million for 1995. XYZ's operating, selling, general and administrative expenses for 1996 were $17.3 million (consisting primarily of satellite transponder costs of $5.9 million, staffing costs of $3.3 million, production/programming costs of $4.9 million and advertising/marketing costs of $1.6 million) compared to $27.5 million for 1995.

     GAIN ON SALE OF INVESTMENT. In September 1995 the Company sold one half of its interest in XYZ at cost. As the recognition of equity losses through that date had reduced the Company's investment to zero, the Company recognized a gain on the entire amount received of $4.1 million.

     INTEREST EXPENSE. The Company issued approximately $225.1 million (gross proceeds) of the Notes in May 1996 (the "May 1996 Offering"). As a result of the May 1996 Offering, the Company incurred interest expense of $20.3 million for the year ended December 31, 1996. Prior to the May 1996 Offering, the Company had no significant amount of interest-bearing debt.

     INTEREST INCOME. Interest income increased to $4.1 million from $0.2 million in 1995 and $0 in 1994. The increase is attributable to higher short-term investment balances resulting from the issuance of the Notes.

YEARS ENDED DECEMBER 31, 1994 AND 1995

     Although the Company was formed in 1994, most of the operating companies did not launch service until mid- to late-1995.

     SERVICE AND OTHER REVENUE. The Company's service revenues (including installation revenues) increased to $1.9 million for the year ended December 31, 1995 from $0 in the prior year.

           AUSTAR

                The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no service revenues from Austar in 1995. Austar's actual service revenues for 1995 were $0.4 million compared to $0 in 1994. The increase in service revenues in 1995 was primarily attributable to an increase in subscribers (none at December 31, 1994 compared to 5,204 at December 31, 1995). Such increase was the result of the rapid roll-out of Austar's services initially launched August 1995.

           TELEFENUA

                Telefenua's service revenues increased from $0 in 1994 to $1.9 million for 1995. The increase is primarily attributable to an increase in subscribers (none at December 31, 1994 compared to 4,126 at December 31, 1995). Telefenua launched service in March 1995.

           SATURN

                The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue from Saturn in 1995. Saturn's actual service revenues for the year ended December 31, 1994 were $0.05 million compared to $0.1 million for the year ended December 31, 1995. The increase was primarily attributable to an increase in subscribers from 443 at December 31, 1994 to 959 at December 31, 1995.

     SYSTEM OPERATING EXPENSES. The Company's operating expenses increased to $3.2 million for the year ended December 31, 1995 from $0 in the prior year, primarily as a result of increases in operating expenses at Telefenua.

          AUSTAR

               The Company began  consolidating the results of Austar on January
          1, 1996. As a result, the Company reported no operating expenses from Austar in the Company's consolidated statements of operations for 1994 and 1995. Austar's actual operating expenses increased to approximately $4.3 million in 1995 relative to 1994. Operating expenses consisted primarily of payroll ($1.7 million), satellite programming fees ($0.4 million) with the remainder consisting primarily of office related expenses, system travel/recruitment and NCOC and field office start-up costs. The increase in operating expenses in 1995 was primarily attributable to the rapid roll-out of Austar's services, initially launched in August 1995, and the corresponding increase in subscribers (none at December 31, 1994 compared to 5,204 at December 31, 1995).

          TELEFENUA

               Operating expenses consolidated by the Company from Telefenua increased to $2.8 million in 1995 from $0 in 1994. Telefenua's operating expenses for 1995 consisted primarily of programming fees, production costs and payroll related costs. Telefenua launched service in March 1995 resulting in the increase in operating expenses.

          SATURN

               The  Company  began  consolidating   Saturn  on   July  1,  1996.
          Accordingly, the Company reported no operating expenses for Saturn in its consolidated statements of operations for the years ended December 31, 1994 and 1995. Saturn's actual operating expenses were $0.4 million for 1994 compared to $1.1 million for 1995. The increase is attributable to system expansion and increased subscribers (443 at December 31, 1994 compared to 959 at December 31, 1995).

     SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's system selling, general and administrative expenses increased to $2.5 million for the year ended December 31, 1995 from $0 in 1994.

           AUSTAR

                The Company began consolidating the results of Austar on January 1, 1996. Accordingly, the Company reported no system selling, general and administrative expenses for Austar in 1994 or 1995. Austar's actual system selling, general and administrative expenses were $0.4 million in 1994 compared to approximately $3.1 million in 1995. The increase relates to marketing efforts associated with Austar's 1995 service launch.

           TELEFENUA

                System selling, general and administrative expenses consolidated by the Company from Telefenua increased to $0 in 1994 compared to $2.3 in 1995. This increase was primarily attributable to increased marketing efforts associated with Telefenua's March 1995 service launch.

           SATURN

                The Company began consolidating Saturn effective July 1, 1996. Accordingly, no system selling, general and administrative expenses for 1994 and 1995 were reported. Saturn's actual selling, general and administrative costs increased from $0.4 million in 1994 to $1.2 million in 1995. The increase is attributable to increased marketing efforts to expand the subscriber base as Saturn's system expanded.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. The Company's corporate general and administrative expense for the year ended December 31, 1995 increased to $0.9 million from $0.7 million in the year ended December 31, 1994, primarily due to the hiring of additional corporate staff dedicated to the region.

     DEPRECIATION AND AMORTIZATION. The Company had depreciation and amortization expense of $1 million for the year ended December 31, 1995 due primarily to the acquisition of Telefenua and the launch of its system in March 1995. The Company had no such expenses in 1994.

     EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recognized equity in losses of affiliated companies of $1 million and $16.4 million for the years ended December 31, 1994 and 1995, respectively. The companies that comprise Austar were incorporated in mid-1994. The Company acquired an initial interest in these companies in the fall of 1994 and increased its economic interest in these companies to 90% in late December 1995. Austar launched its first MMDS system in August 1995. The Company acquired an initial 50% interest in Saturn in July 1994. Accordingly, the Company recognized equity in losses for Saturn for only the six months ended December 31, 1994, as compared to the full twelve months for the year ended December 31, 1995. In addition, in 1995, Saturn initiated engineering and design work and started system construction and accordingly incurred more losses in 1995 as compared to 1994. XYZ was formed in October of 1994 and began distributing its four channels in April 1995.

     GAIN ON SALE OF INVESTMENT. In September 1995 the Company sold one half of its interest in XYZ at cost. As the recognition of equity losses through that date had reduced the Company's investment to zero, the Company recognized a gain on the entire amount received of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is responsible for its proportionate share of the capital requirements of the operating companies and has funded its share to date with capital contributed by UIH and from the proceeds of the May 1996 Offering. As of December 31, 1996, the Company had approximately $29.5 million of cash and short term investments on hand, excluding the cash on hand at the operating companies. The Company plans to pursue additional sources of funding to meet these needs. Sources of additional capital may include debt and equity financing at the operating company level, financing provided by the Company's financial and strategic partners and additional debt and equity financing by the Company. There can be no assurance, however, that the Company will be successful in obtaining all or a portion of its anticipated funding needs.

     If the Company or UAP do not consummate an issuance of capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale") prior to May 16, 1997, then the interest rate on the Notes will be increased by an additional 0.75% per annum, until such time as the Equity Sale is effected. In addition, if the Company or UAP do not consummate an Equity Sale prior to November 16, 1997, the then holders of the Notes will be entitled to receive warrants to purchase common stock of the Company, assuming the aggregate fair market value of the Company's equity is $150,000, or, in certain circumstances, of UAP. The Company plans to pursue additional sources of funding that may constitute an Equity Sale, although there can be no assurance that the Company will be successful in concluding an Equity Sale prior to May 16 or November 16, 1997.

     The following table sets forth, as of December 31, 1996, (i) the total estimated funding required for the construction and initial marketing of the operating companies' systems in their existing license areas, including any capital invested to date and the application of any operating cash flow sources for such operating companies, (ii) the total amount of capital invested in each of the operating companies and the portion funded by the Company and (iii) the total estimated additional funding required based on the assumptions stated in clause (i) above, and the Company's estimated portion of such funding. Such amounts are expected to be funded over the next 24 to 36 months. The estimated required additional funding numbers below have not been reduced to give effect to any surplus cash flow of any one operating company which might be available to fund the requirements of another operating company. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. The Company's portion of estimated additional funding would be increased proportionately to the extent cash flow from the operating companies and other sources of financing are not sufficient to meet project funding requirements. To the extent that the other shareholders of XYZ fail to fund their pro rata share of the additional shareholder capital, the Company may fund all or a portion of such shortfall.

                     Estimated Total Project              Capital Invested           Estimated Required
                      Funding Requirements          As of December 31, 1996 (1)      Additional Funding
                   -----------------------------    ----------------------------     ------------------
Operating
Company            The Company         Total        The Company(2)    Total(2)     The Company    Total
-------            -----------   ----------------   --------------    ----------   ------------  -------
                                                      (In millions)
Austar............  $ 377.9         $ 377.9           $  185.4(3)     $ 185.4(3)     $ 192.5     $ 192.5
Saturn............    109.7           109.7               23.9(4)        23.9(4)        85.8        85.8
XYZ...............     14.0            56.0               10.8           43.4            3.2        12.6
Telefenua.........     17.4            17.4               16.7           16.7            0.7         0.7
United Wireless...      8.2             8.2                5.0            5.0            3.2         3.2
                    -------         --------           -------        -------        -------     -------
     Total........  $ 527.2         $ 569.2            $ 241.8        $ 274.4        $ 285.4     $ 294.8
                    =======         ========           =======        =======        =======     =======

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation.
(2) Includes amounts contributed to Austar (approximately $11.1 million) and Saturn (approximately $2.9 million) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
(3) Does not include the $58.6 million used by the Company to increase its economic interest in Austar to approximately 100%.
(4) Does not include the value of shares of Class A Common Stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100%.

     The indentures associated with UIH's Senior Secured Discount Notes and the Company's Notes (collectively the "Indentures") place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently "Restricted" under the UIH Indenture. The Company, Austar and Telefenua are restricted under the Company's Indenture. The restrictions imposed by the Indentures will be eliminated upon the retirement of UIH's Notes at their maturity in November 1999, and upon the retirement of the Company's Notes at their maturity in May 2006, respectively.

     Prior to the close of the May 1996 Offering, the Company was financed solely by capital contributed by UIH. During the year ended December 31, 1994, UIH contributed $25.3 million in cash to the Company, $22.8 million of which was used to finance the Company's investments in Austar, XYZ and Saturn. Approximately $1.9 million was used for costs incurred in the acquisition and development of its projects, the majority of which was for Telefenua. The remainder was used for non-operating costs.

     During the year ended December 31, 1995, the Company recognized losses of $17.2 million of which $16.4 million was from non-cash equity in losses of affiliated companies. UIH contributed total capital of $68.4 million, consisting of $29.8 million of UIH's preferred stock and the remainder in cash, to the Company and made bridge loans of $9.9 million to Austar and indirectly to Telefenua through its parent, Societe Francaise des Communications et du Cable S.A. ("SFCC"). The Company used approximately $45.1 million of the contributed capital, including the UIH preferred stock, to acquire an additional 40% economic interest in Austar in December 1995. The Company used $6.1 million in cash to fund the operations of Telefenua and made an additional $22.5 million in capital contributions to the operating companies. The Company received $4.1 million for the sale of 50% of its interest in XYZ and recognized a gain of the same amount. The Company purchased $7.1 million of property and equipment, the majority of which was purchased by Telefenua for construction of its system. The remainder was used for other non-operating costs.

     During the period from January 1, 1996 to May 13, 1996, the closing date of the May 1996 Offering, UIH contributed capital of $17.3 million to the Company and made additional bridge loans of $15.1 million to Austar. On May 13, 1996, the Company sold the Notes with net proceeds to the Company from such sale totaling $215.5 million. At that time, the Company acquired $25 million of the Austar bridge loans from UIH with proceeds from the May 1996 Offering and converted those loans (plus accrued interest of $0.6 million) to equity of Austar and then an additional $25 million in Austar capital calls was funded, thereby increasing the Company's interest in Austar to 96%. Prior to the closing of the May 1996 Offering, approximately $5 million of the SFCC bridge loans was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. The remaining SFCC bridge loans totaling $2.6 million (including accrued interest) will be either (i) repaid by SFCC, after which time the Company would invest the proceeds of such repayment as permitted under the Company's Indenture, or (ii) converted by the Company into equity of SFCC.

     During the year ended December 31, 1996, the Company recognized losses of $88 million of which $36.3 million was from non-cash depreciation and amortization and $5.4 million of non-cash equity in losses of affiliated companies. The Company also recorded non-cash accretion of interest on the Notes of $20.1 million. The Company had an increase in receivables and other assets of $3 million and an increase in accounts payable, accrued liabilities and other of $13.2 million due to the growth in Austar, Telefenua and Saturn as their systems continued to be built-out. The Company also had an increase in accounts payable for capital expenditures of $38.3 million due to payables for construction of the systems. During the year ended December 31, 1996, the Company purchased $187.1 million of property, plant and equipment, the majority of which was purchased by Austar and Saturn for construction of their systems. The Company made $12.2 million in capital contributions to Saturn and XYZ during the year. The Company purchased $199.2 million of short-term investments and sold $180.6 million of short-term investments as part of its cash management activities. The remainder of the capital contributions from UIH was used in operations.

     In October 1996, the Company acquired from Australis for $7.9 million the approximately 4% remaining economic interest in Austar and purchased ordinary shares and convertible notes of Australis for $4 million, issued upon exercise of warrants and other rights granted to the Company.

FOREIGN CURRENCY EXCHANGE RATE RISKS; HEDGING

     The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency or intercompany loans payable linked to the U.S. dollar.

     In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. In general, exchange rate risk to the Company related to the operating companies' commitments for equipment purchases and operating expenses is generally limited due to the insignificance of the related monetary asset and liability balances; however, exchange rate risk to the Company of these notes payable, notes receivable and debt linked to the U.S. dollar have and will continue to impact the Company's reported earnings. Because of the manner in which the Company accounts for its interest in XYZ, any adverse effects on reported earnings of these companies would impact the Company through its equity in losses of affiliated companies.

     The countries in which the operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency; however, there is no assurance this situation will continue. The Company may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements of the Company are filed under this Item beginning on Page 34. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UIH Australia/Pacific, Inc.:

     We have audited the accompanying consolidated balance sheets of UIH Australia/Pacific, Inc. (a Colorado corporation and majority-owned subsidiary of UIH Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Telefenua S.A. as of and for the year ended December 31, 1995, a subsidiary which is consolidated in the accompanying consolidated financial statements. UIH Australia/Pacific, Inc.'s consolidated financial statements for the year ended December 31, 1995 reflect assets, liabilities, revenues, expenses and a net loss related to Telefenua S.A. of $10,989,000, $9,710,000, $1,882,000, $5,438,000 and
$3,556,000, respectively. We did not audit the financial statements of XYZ Entertainment Pty Limited ("XYZ") as of and for the year ended December 31, 1995, an investment which is reflected in the accompanying consolidated financial statements on the equity method of accounting. UIH Australia/Pacific, Inc.'s consolidated statement of operations reflects equity in losses related to XYZ of $11,729,000 for the year ended December 31, 1995, and Note 4 to the consolidated financial statements includes summarized financial data for XYZ. The financial statements of Telefenua S.A. and XYZ as of and for the year ended December 31, 1995 were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the summarized financial data for Telefenua S.A. and XYZ included in Notes 3 and 4 to the consolidated financial statements and to the amounts included in the accompanying consolidated financial statements with respect to Telefenua S.A. and XYZ, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UIH Australia/Pacific, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996 in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP

Denver, Colorado
March 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of TELEFENUA SA:

     We have audited the balance sheet of TELEFENUA SA as of December 31, 1995 and the related statement of income and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in France, which do not differ substantially from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TELEFENUA SA as of December 31, 1995 and the results of its operations and changes in its financial position for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

     The accounting practices of the Company used in preparing the accompanying financial statements conform with generally accepted accounting principles in the United States of America, but do not fully conform with accounting principles generally accepted in France. As a consequence, those financial statements differ from statutory financial statements that will be submitted for the approval of the Company's shareholders in conformity with local corporate laws.

     A description of the significant differences between such principles and those accounting principles generally accepted in the United States, and the effect of those differences on net income, total assets and shareholders' equity are set forth in Note 2(a) of the notes to the financial statements.



                                          COOPERS & LYBRAND

Papeete, Tahiti
February 16, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

     We  have  audited  the  accompanying  consolidated  balance  sheet  of  XYZ
Entertainment Pty Ltd as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, which are expressed in Australian dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Ltd as of December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, in conformity with accounting principles generally accepted in Australia.

     Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected amounts reported as stockholders' deficiency and net loss as at and for the year ended December 31, 1995 and from the period from October 17, 1994 (date of inception) to December 31, 1994 to the extent summarized in Note 12 to the financial statements.


                                    Deloitte Touche Tohmatsu
                                    Chartered Accountants


Sydney, Australia
March 15, 1996

                                       UIH AUSTRALIA/PACIFIC, INC.
                                       CONSOLIDATED BALANCE SHEETS
                               (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)
                                          (Stated in Thousands)
                                                                                           December 31,
                                                                                      ---------------------
                                                                                        1995         1996
                                                                                      --------     --------
ASSETS
Current assets
   Cash and cash equivalents.....................................................     $  8,730     $ 19,220
   Short-term investments........................................................           --       18,640
   Subscriber receivables........................................................          138        1,625
   Related party receivables.....................................................        1,907        1,958
   Other current assets..........................................................          932        2,393
                                                                                      --------     --------
              Total current assets...............................................       11,707       43,836

Investments in and advances to affiliated companies, accounted for under the
   equity method.................................................................        2,829          --
Other investments in affiliated companies, including marketable equity
   securities....................................................................           --        1,372
Property, plant and equipment, net of accumulated depreciation of $1,217
   and $31,611, respectively.....................................................       27,630      193,170
License fees, net of accumulated amortization of $442 and $2,520,
   respectively .................................................................       10,693       10,387
Goodwill, net of accumulated amortization of $38 and $3,835, respectively........       45,324       58,134
Other non-current assets, net, including $0 and $1,600, respectively, of
   related party receivables.....................................................        1,112       12,424
                                                                                      --------     --------
             Total assets........................................................     $ 99,295     $319,323
                                                                                      ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities, including $1,488 and $1,575,
          respectively, of related party payables................................     $  7,749     $ 20,468
   Construction payables.........................................................           --       38,331
   Accrued funding obligation....................................................        1,834        1,270
   Other current liabilities.....................................................          169          722
                                                                                      --------     --------
              Total current liabilities..........................................        9,752       60,791

Due to parent....................................................................       11,095        2,758
Senior discount notes and other liabilities......................................          867      251,397
                                                                                      --------     --------
               Total liabilities.................................................       21,714      314,946

Minority interest in subsidiaries................................................        2,515           --
Commitments (Note 12)
Stockholders' Equity:
   Common stock, $.01 par value, 1,000 shares authorized, 487 and 500 shares
     issued and outstanding, respectively........................................           --           --
   Additional paid-in capital....................................................       93,782      112,485
   Unrealized loss on investment.................................................           --       (3,412)
   Cumulative translation adjustments............................................          191        2,197
   Accumulated deficit...........................................................      (18,907)    (106,893)
                                                                                      --------     --------
             Total stockholders' equity..........................................       75,066        4,377
                                                                                      --------     --------
             Total liabilities and stockholders' equity..........................     $ 99,295     $319,323
                                                                                      ========     ========

             The accompanying notes are an integral part of these consolidated balance sheets.

                                       UIH AUSTRALIA/PACIFIC, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)
                          (Stated in Thousands, except Share and Per Share Data)


                                                                                 For the Years Ended
                                                                                     December 31,
                                                                       --------------------------------------
                                                                          1994           1995         1996
                                                                       ----------    -----------   ----------

Service and other revenue..........................................     $    --        $  1,883    $  24,977

System operating expense, including $85, $610 and $787,
   respectively, of related party expenses.........................          --          (3,230)     (30,730)
System selling, general and administrative expense.................          --          (2,482)     (24,800)
Corporate general and administrative expense, including $659, $918
   and $750, respectively, of management fees to related party.....         (659)          (920)      (1,376)
Depreciation and amortization......................................          --          (1,003)     (36,269)
                                                                        --------       --------    ---------

     Net operating loss............................................         (659)        (5,752)     (68,198)

Equity in losses of affiliated companies...........................       (1,015)       (16,379)      (5,414)
Gain on sale of investment in affiliated company...................          --           4,132          --
Interest income....................................................          --             157        4,106
Interest expense...................................................          --             (30)     (20,298)
Interest expense, related party, net...............................          --             --          (458)
Other income, net..................................................          --             219           90
                                                                        --------       --------    ---------

     Net loss before minority interest.............................       (1,674)       (17,653)     (90,172)

Minority interest in subsidiary....................................          --             420        2,186
                                                                        --------       --------    ---------

     Net loss......................................................     $ (1,674)      $(17,233)   $ (87,986)
                                                                        ========       ========    =========

Net loss per common share..........................................     $ (3,437)      $(35,386)   $(178,471)
                                                                        ========       ========    =========

Weighted average number of common shares outstanding...............          487            487          493
                                                                        ========       ========    =========




              The accompanying notes are an integral part of these consolidated statements.


                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)
                                        (Stated in Thousands, except Share Data)

                              Common Stock       Additional     Unrealized      Cumulative
                             ----------------     Paid-in        Loss on       Translation   Accumulated
                             Shares    Amount     Capital       Investment     Adjustments     Deficit      Total
                             ------    ------     -------       ----------     -----------     -------      -----

Balances, January 1, 1994..   --       $  --      $     --       $     --       $     --      $      --    $      --

Issuance of common stock...  487          --            --             --             --             --           --
Capital contributions from
   parent..................   --          --        25,342             --             --             --       25,342
Cumulative translation
   adjustment..............   --          --            --             --            405             --
                                                                                                                 405
Net loss...................   --          --            --             --             --          (1,674)     (1,674)
                             ---        -----     --------        -------         ------      ----------    --------

Balances, December 31,
   1994....................  487          --        25,342             --            405         (1,674)      24,073

Capital contributions from
   parent..................   --          --        68,440             --             --             --       68,440
Change in cumulative
   translation adjustment..   --          --            --             --           (214)            --         (214)
Net loss...................   --          --            --             --             --        (17,233)     (17,233)
                             ---       -----      --------        -------         ------      ---------     --------

Balances, December 31,
    1995...................  487                    93,782            --             191        (18,907)      75,066

Capital contributions
    from parent............   --          --        10,903            --              --             --       10,903
Acquisition of remaining
    50% interest
    in Saturn..............   13          --         7,800            --              --             --        7,800
Unrealized loss on
    investment.............   --          --            --        (3,412)             --             --       (3,412)
Change in cumulative
   translation
   adjustment..............   --          --            --            --           2,006             --        2,006
Net loss...................   --          --            --            --              --        (87,986)     (87,986)
                             ---      ------      --------       -------          ------      ---------     --------

Balances, December 31,
    1996...................  500      $   --      $112,485       $(3,412)         $2,197      $(106,893)    $  4,377
                             ===      ======      ========       =======          ======      =========     ========


               The accompanying notes are an integral part of these consolidated statements.

                                                 39

                                       UIH AUSTRALIA/PACIFIC, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)
                                          (Stated in Thousands)

                                                                                        For the Years Ended
                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                    1994        1995         1996
                                                                                 ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ....................................................................   $  (1,674)   $ (17,233)  $  (87,986)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
     Depreciation and amortization ..........................................        --          1,003       36,269
     Equity in losses of affiliate companies, net ...........................       1,015       16,379        5,414
     Gain on sale of investment in affiliated company .......................        --         (4,132)        --
     Minority interest share of losses ......................................        --           (420)      (2,186)
     Technical assistance agreement payables.................................        --           --          1,677
     Loan guarantee fee......................................................        --           --           (784)
     Accretion of interest on senior discount notes .........................        --           --         20,067
     Increase in subscriber receivables .....................................        --           --         (1,487)
     Increase in other assets ...............................................      (1,852)      (1,487)      (1,512)
     Increase in accounts payable, accrued liabilities and other ............          11          238       13,185
                                                                                ---------    ---------    ---------
Net cash flows from operating activities ....................................      (2,500)      (5,652)     (17,343)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments ..........................................        --           --       (199,242)
Sale of short-term investments ..............................................        --           --        180,602
Investments in and advances to affiliated companies and other
   investments ..............................................................     (22,841)     (22,472)     (16,204)
Purchase of additional interests in Austar, net of cash
   acquired in 1995 .........................................................        --         (8,017)      (7,920)
Proceeds from sale of investment in affiliated company ......................        --          4,132           --
Purchase of property, plant and equipment ...................................          (1)      (7,648)    (187,100)
Increase in construction payables............................................        --           --         38,331
                                                                                ---------     --------    ---------
Net cash flows from investing activities ....................................     (22,842)     (34,005)    (191,533)
                                                                                ---------     --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from parent ...........................................      25,342       38,600       10,664
Proceeds from offering of senior discount notes .............................        --           --        225,115
Borrowings on bridge loan payable to parent .................................        --          9,927       15,073
Payment of bridge loan payable to parent ....................................        --           --        (25,000)
Deferred debt offering costs ................................................        --           --        (10,007)
Borrowing on other debt .....................................................        --           --          2,465
                                                                                ---------    ---------    ---------
Net cash flows from financing activities ....................................      25,342       48,527      218,310
                                                                                ---------    ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH ............................................        --           (140)       1,056
                                                                                ---------    ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS .......................................        --          8,730       10,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................        --           --          8,730
                                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................   $    --      $   8,730    $  19,220
                                                                                =========    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Non-cash capital contribution of preferred stock from parent
        utilized in purchase of additional 40% interest in Austar ...........   $    --      $  29,840    $    --
                                                                                =========    =========    =========
     Non-cash stock issuance utilized in purchase of 50% interest
        in Saturn ...........................................................   $    --      $    --      $   7,800
                                                                                =========    =========    =========
     Assets acquired with capital leases ....................................   $    --           --      $   3,632
                                                                                =========    =========    =========



                      The accompanying notes are an integral part of these consolidated statements.

                           UIH AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (AFTER CORPORATE REORGANIZATION--SEE NOTE 1)
                        AS OF DECEMBER 31, 1995 AND 1996
                         (Monetary Amounts in Thousands)


1.   ORGANIZATION AND BACKGROUND

     UIH Australia/Pacific, Inc. (the "Company"), a majority-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect wholly-owned subsidiary of United International Holdings, Inc. ("UIH"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. Immediately prior to the May 1996 offering (the "May 1996 Offering") of the Company's 14% Senior Discount Notes due 2006 (the "Notes"), UIH Australia, Inc., UIH Australia II, Inc. and UIH Australia III, Inc. (the "UIH Australia Subsidiaries"); UIH New Zealand, Inc. (the "UIH New Zealand Subsidiary"); UIH-SFCC, Inc. (the "UIH Tahiti Subsidiary"); and UIH Australia Holdings, Inc. were merged with and into the Company. The UIH Australia Subsidiaries held UIH's interest in the two companies that form Austar, the UIH New Zealand Subsidiary held UIH's interest in Saturn Communications Limited ("Saturn"), the UIH Tahiti Subsidiary held UIH's interest in Telefenua S.A. ("Telefenua"), UIH Australia Holdings, Inc. held UIH's interest in United Wireless Pty Limited ("United Wireless") and the Company held UIH's interest in XYZ Entertainment Pty Limited ("XYZ Entertainment" or "XYZ"). The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interests in multi-channel television, programming and mobile data companies in Australia, Tahiti and New Zealand since inception. The reorganized Company commenced operations in January 1994 when UIH began its development related activities in the Pacific region. UIH transferred the net assets of the above mentioned subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company at its historical cost, which the Company reflected as capital contributions from the parent company. Capital contributions totaled $25,342, $68,440 and $10,903 for the years ended December 31, 1994, 1995 and 1996, respectively. The accompanying consolidated financial statements have been prepared as though the Company made investments in the following entities on the original date UIH or certain of its wholly-owned subsidiaries made the investment:

     * The Company acquired, through directly and indirectly held interests, an effective 50% economic interest in the two companies that form Austar in 1994. In December 1995, the Company increased its effective economic interest in Austar (formerly CEtv) to 90%. In May 1996, the Company increased its economic interest in Austar to 94% which was subsequently increased to 96% and in October 1996, acquired the remaining 4% economic interest in Austar for $7,920. The companies that comprise Austar (CTV Pty Limited ("CTV") and STV Pty Limited ("STV")) have acquired multi-point microwave distribution systems ("MMDS") licenses to supply subscription television services to television households in the northern, northeastern and southern regions of Australia outside of the country's largest cities and are currently constructing multi-channel television systems to service many of the television homes in their license areas. Those homes that cannot be served by MMDS will be serviceable by a direct to home satellite service marketed by Austar. The Company's ownership interests are comprised of direct and indirect holdings of convertible debentures and ordinary shares of CTV and STV. Ownership of the debentures entitles the Company to vote for directors on the same basis as ordinary shares. The Company is party to various securityholder agreements which enable it to designate all of the six voting directors of both CTV and STV. The Company has consolidated Austar for balance sheet purposes effective December 31, 1995 and for income statement purposes effective January 1, 1996. Prior to these dates, the Company accounted for its investments in CTV and STV under the equity method.

    * The Company acquired an effective 90% economic interest in Telefenua in January 1995. The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. Telefenua operates, since March 1995, the only multi-channel subscription television system on the islands of Tahiti and Moorea in French Polynesia. Through its majority ownership of UIH SFCC LP, a Colorado limited partnership that holds 100% of the preferred stock of SFCC, which in turn is the parent company of Telefenua, the Company has the right to appoint three of the six board members. Furthermore, by agreement with the common shareholders, the Company has the right to appoint a fourth director. The Company consolidates its investment in Telefenua.

    *   In  July  1994,   the   Company   acquired  a  50%   interest  in  Kiwi
        Communications Limited, which recently changed its name to Saturn. Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in the Company which was valued at approximately $7,800. The holder of this interest was granted a one-time conversion right to exchange such interest for an equivalent interest in the common stock of UAP upon certain circumstances. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method.

    * XYZ Entertainment is an Australian proprietary company incorporated in New South Wales. Century United Programming Ventures Pty Limited ("CUPV"), an Australian corporation, owned equally by the Company and Century Communications Corp. ("Century"), holds a 50% interest in XYZ Entertainment. In October 1994, the Company acquired an initial 50% interest in XYZ Entertainment. In September 1995, a third party purchased a 50% interest in XYZ Entertainment, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. The Company accounts for its investment through CUPV in XYZ on the equity basis.

    * The Company acquired a 100% interest in August 1995 in United Wireless, a provider of wireless mobile data services in Australia, primarily Sydney and Melbourne, and is in the initial stages of deploying its distribution network and marketing its services. The Company accounted for its acquisition using the purchase method of accounting. The Company has consolidated United Wireless since August 1995.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's investments to date relate to its investment in Austar which is comprised primarily of MMDS and direct-to-home ("DTH") satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. If additional capital financings are not available to continue to connect new customers at Austar, the Company's revenues will decline and the current net operating loss will increase over time due to customer disconnections, which are normally experienced in connection with multi-channel television operations. In order to complete the anticipated build-out of Austar and the Company's other projects, the Company will need a significant amount of additional capital which is not currently available.

     As of December 31, 1996, the Company had a net working capital deficit of $15,380, excluding $1,575 due UIH. Owing to the nature of the operation, the Company is able to slow the rate of network construction at Austar and the Company's other projects to adjust to the level of funding sources that are available. The Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premise equipment, which are controllable by the Company based upon the rate of new subscriber connection. The Company is currently in the process of seeking additional sources of funds, which sources could include private equity, bank and/or public debt and the sale of certain non-strategic assets. The Company may or may not be successful in completing all or any of such offerings. The Company believes, however, that continued financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1998.

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

     In July 1996, the Company effected a 4.87 for 1 stock split. All share amounts have been restated for all periods presented to reflect this event.

   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest. During the year ended December 31, 1995, the Company consolidated Telefenua, and subsequent to August 31, 1995, United Wireless. Due to the Company's acquisition of the majority economic interest in CTV and STV in late December 1995, the accompanying December 31, 1995 consolidated balance sheet consolidates the accounts of CTV and STV as of December 31, 1995. The Company recognized equity losses from its investments in CTV and STV through December 31, 1995. The Company consolidated the operations of CTV and STV beginning January 1, 1996. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months. The portion of short-term investments and the Company's investment in Australis Media Limited (see Note 5) which are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), are accounted for at fair market value. As of December 31, 1996, the Company held approximately $18,640 of short-term investments (which are comprised primarily of certificates of deposit and government securities) classified as available-for-sale securities which are stated at amortized cost, which approximates fair value, under the provisions of SFAS 115.

   INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

      For those investments in companies in which the Company's voting interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt, and the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of cost over net tangible assets acquired. Investments in and advances to affiliated companies are as follows:


                                                                 As of December 31, 1995
                                      ---------------------------------------------------------------------------
                                       Investments in
                                      and Advances to         Cumulative Equity         Cumulative
                                         Affiliated             in Losses of           Translation
                                         Companies         Affiliated Companies(1)     Adjustments          Total
                                         ---------         -----------------------     -----------          -----

Saturn.........................            $ 4,520               $   (1,803)             $  112           $ 2,829
XYZ Entertainment..............             11,718(2)               (11,828)                110               --
                                           -------                  -------              ------           -------
                                           $16,238                $ (13,631)             $  222           $ 2,829
                                           =======                =========              ======           =======

                                                                 As of December 31, 1996
                                      --------------------------------------------------------------------------
                                      Investments in
                                      and Advances to         Cumulative Equity         Cumulative
                                          Affiliated             in Loss of            Translation
                                          Company            Affiliated Company(3)      Adjustment         Total
                                          -------            ---------------------      ----------         -----


XYZ Entertainment..............            $16,202(4)             $ (16,312)             $  110          $    --
                                           =======                =========              ======          =======

(1) Does not include cumulative equity in losses for Austar of $3,763, as Austar's balance sheet was consolidated effective December 31, 1995.
(2) Includes $4,132 of investment prior to the receipt of $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ Entertainment in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued an additional funding obligation of $1,834 as of December 31, 1995.
(3) Does not include cumulative equity in losses for Saturn of $2,733, as Saturn's balance sheet was consolidated effective July 1, 1996.
(4) Includes an accrued funding obligation of $1,270 at December 31, 1996.

     The Company recognized $11,729 and $4,484 of equity losses from XYZ Entertainment for the years ended December 31, 1995 and 1996, respectively, including $1,834 and $1,270 of additional equity losses associated with the Company's accrued funding obligation to XYZ Entertainment. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over 3 years. Upon disconnection of a subscriber the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and capitalized labor is written off. Depreciation expense is computed using the straight-line method over the asset's estimated useful life as shown below:

                                             Average Years
                                             -------------
          MMDS distribution facilities.....      5-10
          Cable distribution networks......      5-10
          Subscriber premises equipment
             and converters................         3
          Furniture and fixtures...........        10
          Leasehold improvements...........      6-10
          Other............................       3-5

   LEASED ASSETS

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

   LICENSE FEES

     The acquisition of MMDS licenses has been recorded at cost. The cost to acquire these licenses ($10,520), acquired for a 5-year period for Australia, will be amortized over the remaining license period upon commencement of operations. The licenses are renewable every 5 years. In Tahiti, the license rights, totaling $2,387, are amortized over a 10-year period.

   GOODWILL

     The Company's acquisition of an additional 40% economic interest in CTV and STV was recorded as a step acquisition. The majority of the purchase price of $45,081 was recorded as goodwill as the underlying net book value of all tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill of $44,790 will be amortized over 15 years beginning January 1, 1996. The Company's acquisition in July 1996 of the additional 50% interest in Saturn resulted in an additional $8,773 of goodwill which is being amortized over 15 years.

   RECOVERABLE AMOUNTS OF TANGIBLE AND INTANGIBLE ASSETS

     The carrying amount of all tangible and intangible assets are reviewed periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all tangible and intangible assets have been determined using net cash flows which have not been discounted to their present values.

   REVENUE RECOGNITION

       Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

   CONCENTRATION OF CREDIT RISK

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the large number of customers comprising the Company's customer base.

   INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS 109.

   FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of the transactions.

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Consolidated Balance Sheets.

     The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    ACQUISITIONS

       In January 1995, the Company acquired an initial 90% economic interest in Telefenua in exchange for a cash contribution into Telefenua of $6,060, the contribution of a note and accrued interest due UIH of $817 and equipment leased to Telefenua totaling $2,039. Details of the net assets acquired, which were denominated in French Pacific francs and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:

         Tangible assets..........................................   $ 4,213
         Intangible assets........................................     1,835
         Other ...................................................       107
         Cash  ...................................................     6,181
         Accounts payable and accrued liabilities.................      (783)
         Due to affiliate.........................................    (2,110)
         Minority shareholders' interest..........................      (527)
                                                                     -------
             Total consideration..................................   $ 8,916
                                                                     =======

        The purchase price was allocated to the net assets acquired based on relative fair market values.

     The Company's cumulative investment in Telefenua as of December 31, 1996 includes the cash and notes contributed of $6,877, an equipment lease of $2,285 and bridge loans in the amount of $4,527, plus additional cash investment during 1996 totaling $3,048. The Company's consolidated assets, liabilities, revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $10,989, $9,710, $1,882, $5,438 and
$3,556, respectively.

     In response to a legal challenge by the President of Tahiti, the Conseil d'Etat of France recently canceled a decree authorizing MMDS systems in French Polynesia and similar French territories. The cancellation could provide a legal basis to cancel a required authorization already granted to Telefenua by the communications agency because the authorization was based in part on the decree. A law recently enacted by the French Parliament gives Telefenua a legal basis to ask for a new authorization from the communications agency, should the existing authorization be nullified. There can be no assurance, however, that if the existing authorization is nullified a new authorization will be obtained, or if a new authorization is obtained, that it would not differ from the existing authorization.

      In  December  1995,  the  Company  acquired an  additional  40%  effective economic interest in Austar from other shareholders increasing its effective economic interest to 90%. The Company paid $15,240 in cash and contributed 170,513 shares of UIH's convertible preferred stock having an initial liquidation value and fair value of $29,840 for the additional 40% effective economic interest. Details of the net assets acquired, which were denominated in Australian dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:

         Tangible assets...........................................  $ 18,267
         Intangible assets.........................................     8,643
         Receivables, prepaids and other...........................     2,704
         Cash  ....................................................     7,222
         Accounts payable and accrued liabilities..................    (6,140)
         Other debt................................................      (890)
         Minority shareholders' interest...........................    (2,363)
         Net investment prior to acquisition of 40%................   (27,153)
                                                                      -------
                                                                          290
         Goodwill                                                      44,790
                                                                     --------
             Total consideration...................................  $ 45,080
                                                                     ========

     The Company's cumulative investment in Austar as of December 31, 1995 includes cash invested of $19,903, bridge loans of $5,400, the purchase of a 10% interest from another shareholder for $5,613 and the purchase of the 40% interest from another shareholder for $45,080. The Company's equity in losses from Austar for the years ended December 31, 1994 and 1995 are $551 and $3,212, respectively. The Company invested an additional $149,076 in Austar during 1996, including certain bridge loans from UIH totaling $19,600 (See Note 8) and acquired the remaining minority interest in October 1996 for $7,920.

     In 1994, the Company acquired a 50% interest in Saturn. In July, 1996, the Company acquired the remaining 50% of Saturn by issuing 13 shares of its common stock valued at $7,800. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:

     Tangible assets..............................................  $ 8,509
     Receivables, prepaids and other..............................      373
     Cash.........................................................      708
     Accounts payable and accrued liabilities.....................   (1,430)
     Net investment prior to acquisition of 50%...................   (9,133)
                                                                    -------
                                                                       (973)
     Goodwill.....................................................    8,773
                                                                    -------
     Total consideration..........................................  $ 7,800
                                                                    =======

     The Company's cumulative investment in Saturn as of December 31, 1996 was $18,561.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to affiliated companies accounted for under the equity method amount to $2,829 and $0 as of December 31, 1995 and 1996, respectively.

     Condensed financial information for the Company's significant equity investees is presented below.

CTV

     In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that currently holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. As noted above, in December 1995, the Company purchased an additional 40% economic interest in CTV which increased its economic interest to 90% and, accordingly, the Company has consolidated the balance sheet of CTV effective December 31, 1995 (see Note 1).

     Condensed financial information for CTV, stated in U.S. dollars, is as follows:

                                                            For the Years Ended
                                                                 December 31,
                                                            -------------------
                                                            1994(1)       1995
                                                            ----          -----
CONDENSED CONSOLIDATED INCOME STATEMENT DATA
Revenue...........................................        $    --      $    433
Operating, selling, general and
  administrative expenses.........................           (243)       (4,804)
Depreciation and amortization.....................             (3)       (1,113)
                                                          -------     ---------
     Net operating loss...........................           (246)       (5,484)
Interest, net.....................................            246           914
Other.............................................             --           245
                                                          -------       -------
     Net loss.....................................        $    --       $(4,325)
                                                          =======       =======

 (1) CTV began operations during 1994.

STV

     In October 1994, the Company began to fund its 50% economic interest in STV, an Australian company that holds MMDS licenses in Australia. In December
1995, the Company purchased an additional 40% economic interest in STV which increased its economic interest to 90%, and, accordingly, the Company has consolidated the balance sheet of STV effective December 31, 1995 (see Note 1).

Condensed financial information for STV, stated in U.S. dollars, is as follows:

                                                       For the Years Ended
                                                           December 31,
                                                    -----------------------
                                                       1994(1)       1995
                                                    ----------     --------
CONDENSED CONSOLIDATED INCOME STATEMENT DATA
Revenue..........................................   $      --      $     10
Operating, selling, general and
   administrative expenses.......................        (197)       (2,670)
Depreciation and amortization....................          (3)         (158)
                                                    ---------      --------
     Net operating loss..........................        (200)       (2,818)
Interest, net....................................         107           315
                                                   ----------      ---------
     Net loss....................................  $      (93)     $ (2,503)
                                                   ==========      ========

 (1)  STV began operations during 1994.

XYZ

     Condensed financial information for XYZ Entertainment stated in U.S. dollars, which is derived from financial statements audited by Deloitte Touche Tohmatsu, is as follows:

                                                                    As of
                                                               December 31, 1995
                                                               -----------------
CONDENSED CONSOLIDATED BALANCE SHEET DATA
Cash.........................................................      $  2,309
Property, plant and equipment, net...........................         2,499
Intangible assets, net.......................................         1,871
Other assets.................................................         1,933
                                                                   --------
     Total assets............................................      $  8,612
                                                                   ========

Accounts payable and accrued liabilities.....................       $16,068
Shareholder loans............................................        21,597
Shareholders' equity.........................................       (29,053)
                                                                   --------
     Total liabilities and shareholders' equity..............      $  8,612
                                                                   ========


                                                        For the Years Ended
                                                           December 31,
                                                       --------------------
                                                        1994(1)     1995
                                                        ----        ----
CONDENSED CONSOLIDATED INCOME STATEMENT DATA
Revenue.............................................   $   --     $  1,266
Operating, selling, general and
   administrative expenses..........................      (183)    (27,511)
Depreciation and amortization.......................       --       (2,662)
                                                       -------    --------
     Net operating loss.............................      (183)    (28,907)
Interest, net.......................................         2         145
                                                       -------    --------
     Net loss.......................................   $  (181)   $(28,762)
                                                       =======    ========

 (1) XYZ Entertainment began operations during 1994.

SATURN

     Condensed financial information for Saturn, stated in U.S. dollars, is as follows:
                                                                     As of
                                                              December 31, 1995
                                                              -----------------
Condensed Consolidated Balance Sheet Data
Cash                                                              $   248
Property, plant and equipment, net.............................     1,478
Other assets...................................................       303
                                                                   ------
     Total assets..............................................    $2,029
                                                                   ======

Accounts payable and accrued liabilities.......................    $2,802
Related party debt.............................................       --
Shareholders' equity...........................................      (773)
                                                                   ------
     Total liabilities and shareholders' equity................    $2,029
                                                                   ======

                                                           For the Years Ended
                                                               December 31,
                                                           -------------------
                                                           1994          1995
                                                           -----      -------
CONDENSED CONSOLIDATED INCOME STATEMENT DATA
Revenue...............................................  $     43      $   148
Operating, selling, general and
   administrative expenses............................      (976)      (2,365)
Depreciation and amortization.........................      (351)        (385)
                                                         -------      -------
     Net operating loss...............................    (1,284)      (2,602)
Other.................................................        69          (55)
                                                         -------      -------
     Net loss.........................................   $(1,215)     $(2,657)
                                                         =======      =======

5. OTHER INVESTMENTS IN AFFILIATED COMPANIES, INCLUDING MARKETABLE EQUITY SECURITIES

     In May 1996, the Company used $10,000 of the proceeds from its offering of the Notes (see Note 7) to acquire a UIH subsidiary which guaranteed $10,000 of debt for Australis Media Limited ("Australis"), Austar's primary supplier of programming. As consideration for giving the guarantee, the Company received warrants valued at $784 to acquire 4,171,460 ordinary shares or convertible debentures. On October 31, 1996, the Company's $10,000 guarantee of Australis' debt expired. The Company used $3,339 of the related cash to acquire 7,736,171 debentures of Australis. Further, the Company exercised warrants to acquire Australis common stock and debentures at A$0.20 per share for 3,016,832 shares of Australis common stock and 1,154,628 debentures. Each debenture is convertible into one common share of Australis. As of December 31, 1996, the Company had recognized an unrealized loss of $3,412 on the Australis investment in accordance with the provisions of SFAS 115, thereby reducing the carrying value of the investment to $1,372.

6.    PROPERTY, PLANT AND EQUIPMENT
                                                                As of
                                                             December 31,
                                                        --------------------
                                                            1995        1996
                                                        ---------   ---------
MMDS distribution facilities..........................    $15,417    $ 57,073
Cable distribution networks...........................        266      12,912
Subscriber premises equipment and converters..........      7,728     129,337
Furniture and fixtures................................        255       1,462
Leasehold improvements................................      1,582       3,525
Other.................................................      3,599      20,472
                                                          -------    --------
                                                           28,847     224,781
Accumulated depreciation..............................     (1,217)    (31,611)
                                                          -------    --------
Net property, plant and equipment.....................    $27,630    $193,170
                                                          =======    ========

7.  SENIOR DISCOUNT NOTES AND OTHER LIABILITIES

        Senior discount notes and other liabilities consists of the following:

                                                                 As of
                                                              December 31,
                                                           -----------------
                                                             1995       1996
                                                           -------    -------

The Notes, net of unamortized discount...................  $   --     $245,182
Capitalized lease obligations............................     890        4,522
Mortgage note, interest at 7.885%, 7 year term...........      --        1,252
Other....................................................     124        1,337
                                                           ------     --------
                                                            1,014      252,293
    Less current portion.................................    (147)        (896)
                                                           ------     --------
                                                           $  867     $251,397
                                                           ======     ========

     On May 14, 1996, the Company raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of the Notes. No cash interest payments are required until May 15, 2001, at which time cash interest payments will be payable semi-annually on each May 15 and November 15. The Notes are due May 15, 2006. In September 1996, the Notes were exchanged for 14% Senior Discount Notes due 2006, Series B. As of December 31, 1996, the Notes had an accreted value of $245,182. The trading value of the Notes as of December 31, 1996 was $230,360.

     If the Company or UAP does not consummate an issuance of capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale") prior to May 16, 1997, then the interest rate on the Senior Discount Notes will be increased by an additional 0.75% per annum, until such time as the Equity Sale is effected. In addition, if the Company or UAP does not consummate an Equity Sale prior to November 16, 1997, the then holders of the Senior Discount Notes will be entitled to receive warrants to purchase common stock of the Company or, in certain circumstances, of UAP. The Company plans to pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that the Company will be successful in concluding an Equity Sale prior to May 16 or November 16, 1997.

8.   RELATED PARTY

     In connection with the corporate reorganization discussed in Note 1, the Company and UIH have executed a 10-year management services agreement (the "UIH Management Agreement"), pursuant to which UIH will continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. For the years ended December 31, 1994 and 1995 and for the first four months of 1996, UIH allocated approximately $659, $918 and $250 to the Company for such services. Effective May 1, 1996, pursuant to the UIH Management Agreement, UIH will be paid a management fee of $750 for the first year of such agreement, which fees shall increase on the first anniversary date of the UIH Management Agreement and each anniversary date thereafter by 8% per year. In addition, the Company shall reimburse UIH for any out-of-pocket expenses incurred by UIH in performance of its duties under the UIH Management Agreement, including travel, lodging and entertainment expenses.

     UIH has executed technical assistance agreements with CTV and STV pursuant to which it will provide various management and technical services. Under the agreements, UIH receives a management fee equal to 5% of CTV and STV's total revenue, less certain deductions, for the first two years, 4% for the next six years, 3% for the following two years and 2% thereafter. In addition, UIH is reimbursed for all direct costs associated with services it provides for Austar. Austar's managing director, chief operating officer and marketing director are employees of UIH that have been seconded to Austar. In addition, UIH has appointed seven other management personnel and all six directors. During the years ended December 31, 1995 and 1996, CTV and STV paid UIH a total of $555 and $2,338 under such agreements, respectively.

     UIH and the parent company of Telefenua have executed a technical services agreement whereby UIH has agreed to provide technical, administrative and operational assistance to Telefenua. The parent company has a similar technical assistance agreement with Telefenua under which it makes available to Telefenua UIH's services encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, selling and advertising;
(iii) accounting, billing and subscriber management systems and (iv) personnel management and training for a fee equal to 5.5% of Telefenua's gross revenue through 1996, 3.5% of gross revenue for the following 12 months, and 2.5% thereafter. The fees payable to UIH under its technical services agreement with an indirect majority owned subsidiary are 5%, 3% and 2% of Telefenua's gross revenues over the same periods. UIH is also reimbursed for all direct and indirect costs associated with the services it provides. UIH has appointed two of its employees to serve as the managing director and the technical director of Telefenua. UIH pays these employee's salaries and benefits and charges Telefenua for these amounts. During the years ended December 31, 1995 and 1996, Telefenua paid UIH $615 and $0 under this agreement, respectively.

     Saturn and UIH have executed a technical services agreement pursuant to which UIH provides technical, administrative and operational assistance to Saturn encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, pricing and packaging of services;
(iii) selection of programming and negotiations with suppliers and (iv) accounting, billing and subscriber management systems. UIH receives a management fee equal to 5% of Saturn's gross revenue through July 1999. UIH is also reimbursed for all direct and indirect costs associated with these services. The managing director, technical director and customer operations director are employees of UIH that have been seconded to Saturn pursuant to the terms of the technical services agreement. During the years ended December 31, 1995 and 1996, Saturn paid UIH $0 and $525 under this agreement, respectively.

     Included in the due to parent payable is the following:
                                                                   As of
                                                                 December 31,
                                                            -------------------
                                                              1995        1996
                                                            -------     ------
      CTV bridge loans(1)................................   $ 5,400    $     --
      Telefenua bridge loan, including
         accrued interest of $231
         and $0, respectively (2)........................     4,527          --
      CTV/STV technical assistance
         agreement obligations...........................     1,488       1,135
      Telefenua technical assistance
         agreement obligations...........................     1,168       1,879
      Saturn technical assistance
         agreement obligations...........................        --       1,002
      Other..............................................        --         317
                                                            -------    --------
                                                             12,583       4,333
               Less current portion......................    (1,488)     (1,575)
                                                            -------    --------
                                                            $11,095    $  2,758
                                                            =======    ========

(1) The loan extended to CTV had an interest rate of 9.25%. The loan and accrued interest were converted into equity of CTV in May 1996.
(2) The loan extended to Telefenua is at an interest rate of 14% and is compounded annually and has no terms of repayment. The Company has the option to convert the bridge loan into equity of Telefenua.

     Upon completion of the offering of the Notes discussed in Note 7, approximately $25,000 of the proceeds were used to acquire certain bridge loans made by UIH to CTV, STV and Telefenua noted above, including $15,073 advanced to Austar and Telefenua subsequent to December 31, 1995. The Austar bridge loans and related accrued interest were converted into equity of Austar in May 1996.

9.   STOCKHOLDERS' EQUITY

     UIH and many of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary, which bonus is based on the performance of the respective company and employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during 1996. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

10.   INCOME TAXES

     In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its U.S. and foreign activities. Accordingly, to the extent U.S. borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua, which is located in Tahiti, a self-governing territory of France, with which the United States does not have an income tax treaty. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from Telefenua and also may be subject to double taxation with respect to income generated by Telefenua.

     The Company is included as a member of UIH's consolidated tax return and, after the offering of the Notes in May 1996, remained a member of the UIH consolidated group. UIH and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIH. In general, UIH is responsible for filing consolidated tax returns and paying the associated taxes, and the Company will reimburse UIH for the portion of the tax cost relating to the Company and its operations. For financial reporting purposes, the Company accounts for income taxes in accordance with SFAS 109 as if it filed separate income tax returns in accordance with the fundamental provisions of the tax sharing agreement. Any differences in income tax expense (benefit) allocated to the Company by UIH in accordance with the tax sharing agreement and the income tax expense (benefit) which is recognized under SFAS 109 will be accounted for as a deemed capital distribution or contribution. The primary differences between taxable income
(loss)  and net  income  (loss)  for  financial  reporting  purposes  relate  to accounting for equity in income (losses) of affiliated companies, the non-consolidation of its consolidated foreign subsidiaries for U.S. tax purposes and the current non-deductibility of interest expense on the Company's Senior Discount Notes for federal income tax purposes. Because the Company holds certain of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income
(loss) generated does not flow through to the Company for United States federal and state tax purposes even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax assets have been established for tax basis in excess of the Company's book basis (approximately $7,000 and $9,000 at December 31, 1995 and 1996, respectively) in investments in affiliated companies who, in turn have equity investments in foreign corporations.

     The significant components of the net deferred tax asset are as follows:

                                                                 As of
                                                              December 31,
                                                          ------------------
                                                            1995      1996
                                                          -------    ------
Basis differences in property,
     plant and equipment............................      $   --    $    625
Accrued interest expense on the Notes...............          --       7,826
Company's United States tax net operating
     loss carryforward..............................      $1,189          --
Tax net operating loss carryforward of
     consolidated foreign subsidiaries(1)...........       4,165      25,539
                                                          ------    --------
Deferred tax asset..................................       5,354      33,990
Valuation reserve...................................      (5,354)    (33,990)
                                                          ------    --------
Deferred tax asset, net.............................      $  --     $     --
                                                          ======    ========

(1) For Australian income tax purposes, the net operating loss carryforward may be limited in the event of a change in control of Austar or a change in the business.

     The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                   For the Years Ended
                                                                                        December 31,
                                                                             --------------------------------
                                                                                1994        1995       1996
                                                                             --------    --------    --------

Expected income tax expense (benefit) at statutory rates...................  $  (653)    $(6,721)    $(34,315)
Tax effect of permanent and other differences:
   Book/tax basis differences associated with foreign equity investments...      396       6,388        2,111
   Amortization of licenses................................................      --          157          625
   Amortization of outside basis differences...............................      --           --        1,324
   Non-deductible entertainment............................................      --          222          139
   Effect of net book operating losses not recognized (recognized).........      257         (85)      29,981
   Other...................................................................      --           39          135
                                                                             -------    --------     --------
Total income tax expense (benefit).........................................  $  --      $    --      $     --
                                                                             =======    ========     ========

11.   REVENUES BY GEOGRAPHIC AREA

     The following table sets forth the Company's revenue by geographic area:

                                                 For the Years Ended
                                                      December 31,
                                           ---------------------------------
                                             1994         1995       1996
                                           -------      -------     ------

AUSTRALIA
   Austar................................ $    --       $  --       $21,244
   United Wireless.......................      --            1          110
NEW ZEALAND
   Saturn................................      --          --           110
TAHITI
   Telefenua.............................      --        1,882        3,513
                                           -------      ------      -------
                                           $   --       $1,883      $24,977
                                           =======      ======      =======

12.   COMMITMENTS

     Austar has license fees payable annually as follows:

                    1997...........................................    $ 2,629
                    1998...........................................      2,629
                    1999...........................................      2,629
                    2000...........................................      2,338
                    2001 and thereafter............................      1,021
                                                                       -------
                                                                       $11,246
                                                                       =======

        Austar has capital lease obligations as follows:

                    1997...........................................    $ 1,327
                    1998...........................................      1,753
                    1999...........................................      2,151
                    2000...........................................        113
                    2001 and thereafter............................         47
                                                                       -------
                                                                         5,391
                    Future finance charges.........................       (869)
                                                                      --------
                                                                      $  4,522
                                                                      ========
      Austar has operating lease obligations as follows:

                   1997............................................     $2,714
                   1998............................................      2,491
                   1999............................................      1,983
                   2000............................................      1,707
                   2001 and thereafter.............................      3,466
                                                                       -------
                                                                       $12,361
                                                                       =======

     During 1994, CTV and STV entered into franchise agreements with Australis. The agreements carry 15-year terms and may be extended for an additional 10 years. The agreements provide for an exclusive license and franchise for MMDS and satellite services and a non-exclusive license and franchise for cable services for all franchisor services including uplink and programming including programming including Channel [V] (a 24 hour music video channel), Arena, Showtime, Nickelodeon, TV1, Encore, Discovery and Fox Sports (the "Galaxy Package").

     Under the agreements, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers.

     Austar has secured, beginning in July 1997, for a five-year period a 54 MHz transponder capable of broadcasting between 10 and 15 digital channels on the Optus Vision Pty Limited ("Optus") satellite that currently transmits the Galaxy Package, and pursuant to an agreement with Australis has the right to deliver such programming to its customers through the Galaxy system. The Company will pay approximately $480 per month in satellite service fees under its agreement with Optus. Satellite fees payable annually are as follows:

          1997..................................................... $ 2,880
          1998.....................................................   5,760
          1999.....................................................   5,760
          2000.....................................................   5,760
          2001.....................................................   5,760
          2002.....................................................   2,880
                                                                    -------
                                                                    $28,800
                                                                    =======

     Although Austar's franchise agreements were formerly exclusive for all multi-channel television including MMDS and cable television operations, the Company and Austar have recently agreed to allow Foxtel Management Pty Limited ("Foxtel") to carry the Galaxy programming package on Foxtel's wireline cable television systems throughout Australia. This agreement provides that Austar will be compensated for any Foxtel subscriber in its franchise area in an amount equal to the profit margin Austar would have received if it had sublicensed such programming to Foxtel (the "Australis Arrangement").

13.  CONTINGENCIES

     In October 1996, a complaint was served on UIH by an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses claiming that UIH owes him a 12.5% equity interest in unspecified subsidiaries of UIH in consideration of services purportedly provided. This complaint, seeking an unspecified amount of damages, is pending in a civil court in Melbourne, Australia. UIH intends to vigorously defend these claims, which UIH believes are without merit.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking an injunction to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus and (ii) Optus from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that using the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements.

     On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. The Company intends to vigorously defend its position.

    Australis, Austar's primary supplier of programming, is engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. Australis has recently closed private offerings of debt and equity securities that Australis announced would enable it to carry its business through to cash flow positive. If such financing is not sufficient to satisfy Australis' long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four Galaxy channels distributed directly by Australis. The Company believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive basis and it were required to seek replacement programming, it would have access to the same programming directly from the suppliers of the four Galaxy channels or sufficient alternative programming on competitive terms. There can be no assurance, however, that this would be the case and the inability of Austar to procure the same or suitable alternative programming at competitive rates and on an exclusive basis in its service areas could have a material adverse effect on the Company.

14.  PRO FORMA INFORMATION

    The following unaudited pro forma information for the year ended December 31, 1995 gives effect to the acquisitions of the additional 50% economic interests in Austar, the disposition of the 25% interest in XYZ Entertainment, the acquisition of the additional 50% economic interest in Saturn and the acquisition of United Wireless as if each had occurred on January 1, 1995. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable under current circumstances.

                                                                           For the Year Ended
                                                                            December 31, 1995
                                                 ---------------------------------------------------------------------
                                                                                                   United
                                                               Austar         XYZ      Saturn     Wireless      Pro
                                                   Actual  Transaction(1)  Sale (2) Purchase(3)  Purchase(4)   Forma
                                                   ------  -------------   -------- -----------  ---------- ----------

Service and other revenue....................    $ 1,883      $    443    $    --   $    148     $     33   $   2,507
System operating expense.....................     (3,230)         (793)        --       (863)        (687)     (5,573)
System selling, general and administrative
    expense..................................     (2,482)       (6,681)        --     (1,502)        (341)    (11,006)
Corporate general and administrative
    expense..................................       (920)           --         --         --           --        (920)
Depreciation and amortization expense........     (1,003)       (4,259)        --       (997)         (86)     (6,345)
                                                 -------      --------    -------   --------      -------    --------

     Net operating loss......................     (5,752)      (11,290)        --     (3,214)      (1,081)    (21,337)

Equity in losses of affiliated companies.....                    3,212      4,132      1,438           --      (7,597)
                                                 (16,379)
Interest, net................................        127         1,230         --         --           --       1,357
Other, net...................................      4,771           244     (4,132)       (55)           1         829
                                                 --------     --------    -------   --------      -------    --------

     Net loss................................   $(17,233)     $ (6,604)   $    --   $ (1,831)     $(1,080)   $(26,748)
                                                ========      ========    =======   ========      =======    ========

(1) Amounts represent Austar's actual operating results for the year ended December 31, 1995 as if Austar had been consolidated for the entire year except for "Equity in losses of affiliated companies" which represents the elimination of the Company's share of Austar's losses recognized during the year, and except for a portion of "Depreciation and amortization expense" totaling $2,988 which represents amortization related to the goodwill recorded in connection with the acquisition of the additional 40% effective economic interest, amortized over 15 years on a straight-line basis.

 (2)Represents elimination of the gain on sale of XYZ and 25% of the equity in losses previously recognized.
 (3)Amounts represent Saturn's actual operating results for the year ended December 31, 1995 as if Saturn had been consolidated for the entire year except for "Equity in losses of affiliated companies" which represents the elimination of the Company's share of Saturn's losses recognized during the year ended and except for a portion of "Depreciation and amortization expense," totaling $612 which represents amortization of goodwill recorded in connection with the purchase of the additional 50% interest in Saturn, which is amortized over 15 years on a straight-line basis.
 (4)Represents actual operating results of United Wireless during the eight months ended August 1995, the period prior to the Company's acquisition of its 100% interest.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The directors and executive officers of the Company and the key employees of the operating companies and their ages and positions with the respective company are set forth below.

     Name                             Age     Position
     ----                             ---     --------

     The Company:
          Gene W. Schneider.........   70     Chairman of the Board
          Michael T. Fries..........   34     President, Chief Executive
                                                Officer and Director
          J. Timothy Bryan..........   36     Chief Financial Officer and
                                                Director
          John C. Porter............   39     Chief Operating Officer
          Donald F. Hagans..........   50     Chief Development Officer
          Kevin Ong.................   41     Vice President--Finance
          Mark L. Schneider.........   41     Director

     Operating Companies:
          Robert G. McRann..........   62     Managing Director, Austar
          David C. P. Banks.........   45     Chief Operating Officer, Austar
          Bruce Mann................   41     Director of Sales and Marketing,
                                                Austar
          Robert J. Birrell.........   34     Finance Director, Austar
          Jack B. Matthews..........   45     Chief Executive Officer, Saturn
          Michel Laurent............   44     Managing Director, Telefenua
          Joseph P. Gatto, Jr. .....   50     Chief Executive Officer, United
                                                Wireless

     Senior management of the Company, initially Messrs. Porter and Hagans, will participate in a non-voting, advisory role to the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

     GENE W. SCHNEIDER has served as Chairman of the Board of Directors of the Company and UAP since their respective formations. He has served as Chairman of the Board of Directors of UIH since May 1989 and UIH's Chief Executive Officer since October 1995. Mr. Schneider was, until November 1991, Chairman of United Artists Entertainment Company, the third-largest U.S. cable television company and the largest theater owner in the world. He was founder of United Cable Television Corporation ("United Cable") in the early 1950's and, as its Chairman and Chief Executive Officer, built United Cable into the eighth-largest multiple system operator prior to merging with United Artists Entertainment Company ("United Artists") in 1989. He has been active in cable television affairs and has served on numerous National Cable Television Association ("NCTA") committees and special projects since NCTA's inception in the early 1950's. He also has served on the boards of directors of several other companies, including Turner Broadcasting Corporation.

     MICHAEL T. FRIES has served as Chief Executive Officer of the Company since November 1996, as President of the Company and UAP since their respective formations, and as a Director of the Company and UAP since November 1996. Mr. Fries was President of UIH Asia/Pacific, Inc., the predecessor to the Company previously responsible for all operating and development activities of the Company in the Asia/Pacific region. Prior to assuming that position in 1995, Mr. Fries served as Senior Vice President, Development, of UIH, in which capacity he was responsible for managing UIH's worldwide acquisitions and new business development activities since March 1990, including UIH's expansion into the Asia/Pacific market. From 1985 to 1990, Mr. Fries was employed by PaineWebber
Incorporated (New York) where he spent approximately one year in the firm's venture capital group and four years in the investment banking division, specializing in domestic and international transactions for companies in the media and telecommunications industry.

     J. TIMOTHY BRYAN is the Chief Financial Officer and a Director of both the Company and UAP, positions he has held since December 1996. Effective January 1, 1997, he became the Chief Financial Officer of UIH. Prior to joining UIH in December 1996, Mr. Bryan served as Vice President of Finance and Treasurer of Jones Financial Group, Inc., an affiliate of Jones International, Limited and Jones Intercable, Inc. from 1993 to January 1996, and as Treasurer of Jones Intercable, Inc. from 1990 to 1993. From 1988 through 1990, he served in the Communications Division of the Corporate Banking Department of NationsBank of North Carolina and from 1983 to 1988, worked at Mellon Bank Corporation in the Corporate and International Banking Departments.

     JOHN C. PORTER has served as Chief Operating Officer of the Company since November 1996 and Chief Operating Officer of Austar since April 1995, where he directly managed the technical, operating and administrative aspects of Austar's multi-channel systems and was the principal executive in the field responsible for the launch of MMDS and cable systems, as well as Austar's DTH business. As Chief Operating Officer of the Company, Mr. Porter will continue to participate in the management and operations of Austar, along with the Company's other operating companies. Prior to joining Austar, Mr. Porter spent the last 10 years serving in various capacities for Time Warner Cable, a subsidiary of Time Warner, Inc. Most recently, Mr. Porter acted as the Division President, Central Ohio, a 170,000 subscriber, 400 employee division. Mr. Porter has over 16 years of management experience in the U.S.
multi-channel television industry.

     DONALD F. HAGANS has served as Chief Development Officer of the Company and UAP since their respective formations and was a Regional Vice President of UIH Asia/Pacific Inc., from January 1994 to November 1996. Mr. Hagans serves as chairman of Austar and oversees UIH's interests in XYZ and United Wireless. From January 1989 until joining UIH in January 1994, Mr. Hagans was a principal in the firm, Hagans Ziegler, a private investment group specializing in domestic and international ventures. Mr. Hagans also acted as the Legislative Director for Texas Senator Phil Gramm, participated extensively in the activities of the International Bank Subcommittee of the U.S. Senate and practiced law as an attorney in a private practice.

     KEVIN ONG has served as Vice President--Finance of the Company since May 1996. Prior to joining UIH, Mr. Ong served in various financial and senior management positions with U.S. and international cable television operators. From 1988 to 1994, Mr. Ong served as Director with Jones Intercable, Inc. and Treasurer of Jones International, Limited, where he was responsible for financial operations and various accounting functions. From 1977 to 1988, Mr. Ong was employed at KPMG Peat Marwick, attaining an audit senior manager position.

     MARK L. SCHNEIDER has been a Director of the Company since November 1996. Mr. Schneider is also a Director of UIH and UAP. In December 1996, Mr. Schneider became Executive Vice President of UIH. In May 1996, Mr. Schneider became Chief of Strategic Planning and Operational Oversight of UIH. He served as President of UIH from July 1992 until March 1995 and was Senior Vice President of UIH from May 1989 until July 1992. During these periods Mr. Schneider was responsible for all of its international multi-channel television system and programming activities. Prior to joining UIH, he served as Vice President of Corporate Development at United Cable from March 1987 until May 1989. In that position, he was responsible for United Cable's acquisition and development of international cable television systems and other businesses.

     Gene W. Schneider and Mark L. Schneider are father and son. No other family relationships exist between any other executive officers or directors of the Company.

OTHER MANAGEMENT

     Senior  management  of  the  operating   companies  include  the  following
individuals:

     ROBERT G. MCRANN has served as Managing Director of Austar since joining that company in March 1995. Mr. McRann is responsible for the management of all aspects of Austar's MMDS, DTH and cable television operations including engineering, customer service, marketing and administrative functions. For the twelve years prior to joining Austar, Mr. McRann served as Senior Vice President responsible for Cox Cable's San Diego system, which had annual revenues in 1995 of $140 million and a subscriber base of over 325,000. Mr. McRann has over 18 years of management experience in the U.S. multi-channel television industry.

     DAVID C. P. BANKS has served as Chief Operating Officer of Austar since joining Austar in January 1997. Mr. Banks directly manages the technical, operating and administrative aspects of Austar's multi-channel systems. Prior to joining Austar and since 1994, Mr. Banks served as a regional general manager for Australis Media Limited, and a key member of the management team which launched pay TV into the Australian market for Australis Media Limited. From 1985 until December 1993, Mr. Banks served at various management positions for eight years at Tyco/Wormald Group, the world's largest fire protection and flow control company with annual sales in excess of $3 billion. Mr. Banks' most recent position with Tyco/Wormald Group was Director-Contracting at Tyco Laboratories Asia Pacific, where he was responsible for 1500 employees and annual sales of A$170 million.

     BRUCE MANN has served as Sales and Marketing Director of Austar since joining that company in April 1995. Mr. Mann is responsible for the development of Austar's marketing and sales techniques and has played a critical role in the successful implementation of these plans throughout Austar's franchise area. Mr. Mann has been involved in various marketing capacities of communications and entertainment companies for the past 15 years including eight years at Time Warner Cable as Director of Marketing-Brooklyn, Queens. From 1994 until joining Austar, Mr. Mann served as President, National Division, of Cross Country Wireless, Inc., a U.S. provider of wireless multi-channel television services. From 1991 to 1994, Mr. Mann served as Vice President-Marketing of Washington Redskins/Jack Kent Cooke Stadium, Inc., specializing in sports and entertainment related promotion, advertising and marketing.

     ROBERT J. BIRRELL has served as Finance Director of Austar since January 1996 and has been involved with the development aspects of the Austar business since April 1994. Mr. Birrell is responsible for the accounting, finance, inventory control, investor relations and legal aspects of Austar's business. Prior to joining Austar, Mr. Birrell has been involved with various activities in large scale retailing in the Australian marketplace. From 1985 to 1993, Mr. Birrell served as Treasurer of Industrial Equity Limited, an Australian based investment company, and prior to that as Manager Arbitrage of Macquarie Bank Limited. Mr. Birrell has over 14 years experience in the banking and business environment in Australia.

     JACK B. MATTHEWS has served as Chief Executive Officer of Saturn since joining that company in January 1995. Mr. Matthews is responsible for technical, operating and marketing aspects of the business. Mr. Matthews has served in various general management capacities with several U.S. multiple system operators including, Cox Cable Communications and Continental Cablevision. From August 1993 until joining Saturn, Mr. Matthews was the Vice President-Sales & Marketing of Arrowsmith Technologies, a cable technology company which develops and installs advanced field operations management and operations support systems for the cable television industry. From 1990 to 1993, Mr. Matthews was the President of COMM/ONE, a entrepreneurial business marketing sophisticated video and voice processing systems. Mr. Matthews has over 14 years of U.S. multi-channel television industry experience.

     MICHEL LAURENT has served as Managing Director of Telefenua since May 1995. Since joining Telefenua, Mr. Laurent has been responsible for the launch of Telefenua's service and rapid increase in its customer base. From 1991 until joining Telefenua, Mr. Laurent held various positions with Videotron Limited, the largest cable television and telecommunications company in the province of Quebec and the second largest multiple system operator in Canada. Mr. Laurent most recently served as Vice President of Operations for Videotron's Montreal division and was responsible for technical, operating and marketing aspects of the business. Mr. Laurent is fluent in French and English.

     JOSEPH P. GATTO, JR. has been the Chief Executive Officer of United Wireless since May 1996. Mr. Gatto was the Vice President--Development of UAP focusing on telecommunications business development within the Asia/Pacific region. Prior to joining UIH, Mr. Gatto was the Director of Sales of Plexsys International Corp., a cellular system network manufacturer, where he was responsible for worldwide sales. Mr. Gatto has also served in various sales and marketing capacities for U.S. and Asian telecommunications and technology companies.

ITEM 11.   EXECUTIVE COMPENSATION

     All of the officers of the Company are employed by UIH, the majority indirect stockholder of the Company. The Company pays no separate compensation to these officers; however, the Company and UIH are parties to the 10-year management agreement (the "UIH Management Agreement"), pursuant to which the Company pays UIH a management fee for certain services provided to the Company.

     Most of the members of senior management of Austar, Saturn and Telefenua are U.S. or Canadian expatriates who are employed by UIH and have been seconded to the respective operating companies. The respective operating companies reimburse UIH for compensation paid to these employees pursuant to Technical Assistance Agreements between UIH and each of Austar, Saturn and Telefenua. Gene
W. Schneider, the Company's Chairman, is also the Chairman and Chief Executive Officer of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. The Chief Executive Officer of the Company, Michael T. Fries, is also an officer and employee of UIH and spends approximately 75% of his time on matters pertaining to the Company and its operations. J. Timothy Bryan, the Company's Chief Financial Officer, is also an officer and employee of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. The services of Messrs. Schneider, Fries and Bryan, will be provided to the Company pursuant to the UIH Management Agreement. While the Company and its operating companies do not reimburse UIH directly for a specified portion of the compensation UIH pays to Messrs. Schneider, Fries and Bryan, the Company pays a management fee to UIH under the UIH Management Agreement for certain services, including those of Messrs. Schneider, Fries and Bryan, performed on behalf of the Company. The following chart summarizes the compensation paid during the years ended December 31, 1995 and 1996 to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company and the operating companies.

                                        SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                                                          Compensation
                                                                           Awards(1)
                                                                           Securities
                                                                           Underlying         All Other
                                         Annual Compensation               Options(#)       Compensation(2)
                                  ------------------------------------    -----------       ---------------
Name and Principal Position       Year          Salary         Bonus
---------------------------       ----         -------       ---------

Gene W. Schneider(3).........     1996        $346,827       $      -       100,000               $4,750
   CHAIRMAN                       1995         324,577              -        40,000                4,620

Michael T. Fries(3)..........     1996         230,577              -        10,000                4,750
   CHIEF EXECUTIVE OFFICER        1995         212,769              -        35,000                4,620

Robert G. McRann.............     1996         221,423       79,377(4)            -                4,750
   MANAGING DIRECTOR, AUSTAR      1995         161,538       24,279(4)            -                3,836

John C. Porter(5)............     1996         195,986       77,911(6)            -                4,750
   CHIEF OPERATING OFFICER        1995         138,750       25,748(6)            -                3,468

Donald F. Hagans.............     1996         199,038         35,000             -                    -
   VICE PRESIDENT--AUSTRALIA      1995         175,000             -         12,000                    -

(1) Options with respect to shares of Class A Common Stock of UIH granted to such executives as officers and employees of UIH.
(2) Consists of matching employer contributions made by UIH under UIH's Employee 401(k) Plan.
(3) Total compensation paid by UIH for duties performed with respect to the Company and other operations of UIH.
(4) Includes $29,985 and $24,279 of additional cash compensation relating to the overseas assignment of Mr. McRann during 1996 and 1995, respectively.
(5) Mr. Porter became an employee of UIH on March 27, 1995.
(6) Includes $35,509 and $25,748 of additional cash compensation relating to the overseas assignment of Mr. Porter during 1996 and 1995, respectively.

     Messrs. Schneider, Fries and Hagans, as employees and officers of UIH, have been granted options to acquire stock of UIH. Messrs. McRann and Porter have not been granted any options by UIH. The following tables set forth information concerning options to purchase shares of UIH Class A Common Stock granted to these executives in the last fiscal year as well as the value of unexercised options held by such executives as of December 31, 1996. No such executive has exercised any options during the fiscal year ended December 31, 1996.

                                   OPTION GRANTS IN LAST FISCAL YEAR(1)
                                                                                     Potential Realizable
                                                                                       Value at Assumed
                                                                                        Annual Rates of
                                                                                          Stock Price
                                                                                       Appreciation for
                                          Individual Grants                             Option Term(2)
                          ----------------------------------------------------    -------------------------
                                          Percentage
                                           of Total
                           Number of        Options
                          Securities      Granted to
                          Underlying       Employees   Exercise
                            Options       in Fiscal     Price      Expiration
Name                      Granted (#)        Year       ($/Sh)         Date          5% ($)        10% ($)
----                      -----------        ----       ------         ----          ------        -------
Gene W. Schneider.....       100,000         15.27      $12.75        12/20/06     $801,841     $2,032,022
Michael T. Fries......        10,000          1.53       12.75        12/20/06       80,184        203,202
Robert G. McRann......             -             -           -               -            -              -
John C. Porter........             -             -           -               -            -              -
Donald F. Hagans......             -             -           -               -            -              -

(1) Stock options  granted are for UIH Class A Common  Stock.  The stock options granted during the last fiscal year become  exercisable  with respect to 25%
    of the shares covered  thereby after the first  anniversary of the effective date of the grant and with  respect to the  remaining  75% in equal  monthly increments over the three-year period thereafter.  The initial 25% of all of the options  listed in this table becomes  exercisable on December 20, 1997.
    Vesting of the options  granted is  accelerated  upon a change of control of
    UIH as defined in UIH's stock option plan.
(2) The potential  gains shown are net of the option  exercise  price and do not include the effect of any taxes associated with exercise.  The amounts shown
    are  for  the  assumed  rates  of  appreciation   only,  do  not  constitute
    projections of future stock price  performance,  and may not  necessarily be realized.  Actual  gains,  if any, on stock option  exercises  depend on the future performance of the Common Stock, continued employment of the optionee through the term of the options, and other factors.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                               Number of
                                                               Securities                     Value of
                                                               Underlying                   Unexercised
                                                               Unexercised                  In-the-Money
                                                                 Options                      Options
                             Shares                           at FY-End (#)                at FY-End ($)
                          Acquired on      Value              Exercisable/                  Exercisable/
Name                      Exercise (#)  Realized ($)          Unexercisable                Unexercisable
----                      ------------  ------------          -------------                -------------
Gene W. Schneider......        -             -               143,125/146,875                     -
Michael T. Fries.......        -             -               115,624/49,375                      -
Robert G. McRann.......        -             -                      -                            -
John C. Porter.........        -             -                      -                            -
Donald F. Hagans.......        -             -                64,500/27,499                      -

AGREEMENTS WITH EMPLOYEES

     Many of the employees serving as senior management in the Company's operating companies are parties to employment agreements typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary, which bonus is based on the performance of the respective company and employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

     Of the persons identified in the Summary Compensation Table, Mr. McRann has such an employment agreement with UIH. This five-year employment agreement provides for an annual base salary of $225,000 per year, to be reviewed annually, with eligibility for an annual bonus of up to 30% of the base salary, based on the performance of Austar as well as Mr. McRann's individual performance. Mr. McRann was also granted an incentive interest, that vests over a four year period, equal to .75% of the "residual equity value" of Austar, calculated as (i) ten times EBITDA from the prior 12 months, less (ii) the sum of Austar's net liabilities and an amount equal to the total shareholder investment in Austar, plus a 12% compounded annual return on such investment. In the event of a change of control of Austar, the residual equity value will be the greater of (x) the amount calculated above or (y) the net gross proceeds to the shareholders from the event that causes the change of control, less an amount equal to the total shareholder investment in Austar, plus a 12% compounded annual return on such investment. Austar reimburses UIH under the Technical Assistance Agreement for employment costs associated with Mr. McRann.

COMPENSATION OF DIRECTORS

     All of the directors of the Company are also directors or officers of UIH, the majority stockholder of the Company, or officers of the Company. They receive no separate cash compensation for serving as directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has no separate Compensation Committee as the Company currently does not have any employees. UIH's Compensation Committee, none of the members of which are employees or executive officers of the Company, determine the compensation of the Company's executive officers in their capacity as employees of UIH. Directors or executive officers of the Company may serve on the Boards of Directors of Austar, Saturn, Telefenua and XYZ and as part of their duties may determine the compensation of those operating companies' employees. None of the employees of such operating companies, however, are directors of the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Articles of Incorporation eliminates the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Articles of Incorporation and Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by law. The Company believes that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

     The Company has entered into agreements to indemnify its directors and officers, in addition to the indemnification provided for in the Company's Articles of Incorporation and Bylaws. These agreements require the Company, among other things, to indemnify the Company's directors and officers for certain expenses (including attorney's fees), judgments, fines, penalties and settlement amounts incurred by any such person in certain actions or proceedings, including actions by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     UAP owns 487 (97.4%) of the 500 shares of issued and outstanding common stock of the Company. The remaining 13 shares are owned by Kiwi, the entity from which the Company acquired the remaining 50% interest in Saturn. Kiwi was granted a one-time conversion right to exchange its 2.6% interest in the Company for an equivalent interest in the common stock of UAP.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH UAP AND UIH

     The Company is currently a direct, majority owned subsidiary of UAP, and prior to the May 1996 Offering, its operations were funded by UIH, UAP's parent corporation. Immediately prior to the May 1996 Offering, UIH Australia, Inc., UIH Australia II, and UIH Australia III, Inc. (the "UIH Australia
Subsidiaries"); UIH New Zealand, Inc. (the "UIH New Zealand Subsidiary"); UIH-SFCC, Inc. (the "UIH Tahiti Subsidiary"); and UIH Australia Holdings, Inc. were merged with and into the Company (the "Merger"). The UIH Australia Subsidiaries held UIH's interest in Austar, the UIH New Zealand Subsidiary held UIH's interest in Saturn, the UIH Tahiti Subsidiary held UIH's interest in Telefenua, UIH Australia Holdings, Inc. held UIH's interest in United Wireless (the "UIH Wireless Subsidiary") and the Company held UIH's interest in XYZ Entertainment. Each of the UIH Australia Subsidiaries, the UIH New Zealand Subsidiary, the UIH Tahiti Subsidiary, the UIH Wireless Subsidiary and the Company were initially capitalized with $100 and 100 shares of common stock were issued to UIH, the sole shareholder of such corporations. During the years ended December 31, 1994, 1995 and 1996, UIH contributed (i) a total of $19.7 million, $50.8 million and none, respectively, to the UIH Australia Subsidiaries, which amounts were used to fund the UIH Australia Subsidiaries' investment in Austar;
(ii) a total of $2.5 million, none and none, respectively, to the UIH New Zealand Subsidiary, which amounts were used to fund the UIH New Zealand Subsidiary's investment in Saturn, (iii) a total of none, $6.9 million and none, respectively, to the UIH Tahiti Subsidiary, which amounts were used to fund the UIH Tahiti Subsidiary's investment in Telefenua; (iv) a total of none, $911,000 and $875,000, respectively, to the UIH Wireless Subsidiary, which amounts were used to fund the UIH Wireless Subsidiary's investment in United Wireless and (v) a total of $629,000, $5.1 million and $1.8 million, respectively, to the Company, which amounts were used to fund the Company's investment in XYZ
Entertainment. No additional shares of capital stock were issued to UIH in connection with these capital contributions. During the years ended December 31, 1994, 1995 and 1996, UIH made bridge loans (i) totaling none, $5.4 million and $19.6 million, respectively, to certain of the UIH Australia Subsidiaries, which amounts in turn were used to make loans to Austar; (ii) totaling none, $2 million and $2.8 million, respectively, to the UIH New Zealand Subsidiary, which amounts in turn were used to make loans to Saturn; and (iii) totaling none, $6.8 million and $600,000, respectively, to the UIH Tahiti Subsidiary, which amounts in turn were used to make loans to Telefenua. These bridge loans are payable upon demand and bear interest at rates ranging from 9.25% to 14% per annum. At the time of the May 1996 Offering, the Company acquired $25 million of these bridge loans and the remaining portion of the bridge loans were contributed to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As a result of the Merger, all of the issued and outstanding capital stock of the UIH Australian Subsidiaries, the UIH New Zealand Subsidiary, the UIH Tahiti Subsidiary and the UIH Wireless Subsidiary were canceled.

         In connection with the Saturn Purchase, the Company declared and paid a dividend of 387 shares of common stock to UAP and issued to the other shareholder of Saturn, Kiwi, 13 shares of common stock, which represented 2.6% of the Company's issued and outstanding common stock.

     The Company and UIH are parties to UIH Management Agreement, pursuant to which UIH agreed to continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the UIH Management Agreement, UIH is paid a management fee of $750,000 for the first year of such agreement, which fees shall increase on the first anniversary date of the UIH Management Agreement and each anniversary date thereafter by 8% per year. In addition, the Company shall reimburse UIH for any out-of-pocket expenses incurred by UIH in performance of its duties under the UIH Management Agreement, including travel, lodging and entertainment expenses. UIH calculated the management fee for the first year of the UIH Management Agreement, based upon an estimate of staff hours to accomplish the various administrative, accounting, financial reporting and other services to be provided to the Company under the UIH Management Agreement. UIH then calculated the percentage those hours constituted of the respective employees' annual work hours and multiplied that percentage by the employment cost for such employees to UIH. The Company believes the fee payable under the UIH Management Agreement to be comparable to the costs for such services if obtained from a non-affiliate of UIH. The Company understands that UIH has agreed to assign its interests under the UIH Management Agreement to UAP.

     UIH and each of Austar, Saturn and Telefenua are parties to Technical Assistance Agreements, pursuant to which UIH provides certain technical assistance in connection with such operating companies' design, development, construction, marketing and operation of their respective multi-channel television systems. In addition, pursuant to such agreements, certain members of senior management of Austar, Saturn and Telefenua are employees of UIH that have been seconded to the respective operating companies. Fees paid under these Technical Assistance Agreements are typically a percentage (currently 4% to 5%, declining to 2% in future years) of gross revenues generated by the operating companies plus reimbursements for costs associated with such seconded employees. For the year ended December 31, 1994, Austar, Saturn and Telefenua had accrued fees to UIH under their respective Technical Assistance Agreements of approximately $89,000, $3,000 and $0, respectively. For the year ended December 31, 1995, Austar, Saturn and Telefenua had accrued fees to UIH under their respective Technical Assistance Agreements of approximately $1.5 million, $574,000 and $1.2 million, respectively. For the year ended December 31, 1996, Austar, Saturn and Telefenua had accrued fees under these agreements of approximately $648,000, $1 million and $2 million, respectively. The fees payable to UIH under each of the Technical Assistance Agreements were negotiated between UIH and their respective companies and their other shareholders at such time as UIH did not hold the majority interest in such Operating Companies. The Company understands that UIH has agreed to assign its interests under the UIH Management Agreement to UAP.

TAX SHARING AGREEMENT

     The Company is included as a member of UIH's consolidated tax return and, is a member of the UIH consolidated group (as long as non-UIH ownership of the Company does not exceed 20%). UIH and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIH. In general, UIH is responsible for filing consolidated tax returns and paying the associated taxes and the Company will reimburse UIH for the portion of the tax cost relating to the Company and its operations.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements

     Included in PART II of the Report:

                                                                                           Page No.
         UIH AUSTRALIA/PACIFIC, INC.
                  Report of Independent Public Accountants................................   34
                  Report of Independent Auditors..........................................   35
                  Independent Auditors' Report............................................   36
                  Consolidated Balance Sheets as of December 31, 1995 and 1996............   37
                  Consolidated Statements of Operations For the Years Ended
                    December 31, 1994, 1995 and 1996......................................   38
                  Consolidated Statements of  Stockholders' Equity For the Years Ended
                    December 31, 1994, 1995 and 1996......................................   39
                  Consolidated Statements of Cash Flows For the Years Ended
                    December 31, 1994, 1995 and 1996......................................   40
                  Notes to Consolidated Financial Statements..............................   41

     (a)(2)  Financial Statement Schedules

     Included in PART IV of the Report:

         (i)  Financial Statement Schedules Required to be Filed:

                  None Required

         (ii)  Separate Financial Statements and Related Schedules

         CTV PTY LIMITED
                  Independent Audit Report................................................   72
                  Balance Sheets as of December 31, 1994 and 1995.........................   73
                  Profit and Loss Accounts for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   74
                  Statements of Cash Flows for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   75
                  Notes to the Financial Statements.......................................   76

         STV PTY LIMITED
                  Independent Audit Report................................................   87
                  Balance Sheets as of December 31, 1994 and 1995.........................   88
                  Profit and Loss Accounts for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   90
                  Statements of Cash Flows for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   91
                  Notes to the Financial Statements.......................................   92

         XYZ ENTERTAINMENT PTY LIMITED
                  Independent Auditors' Report............................................  103
                  Consolidated Statements of Operations for the Period from
                    October 17, 1994 (date of inception) to  December 31, 1994 and the
                    Years Ended December 31, 1995.........................................  104
                  Consolidated Balance Sheets as of December 31, 1995 and 1994............  105
                  Consolidated  Statements of  Shareholders'  Deficiency for the
                    Period from October 17, 1994 (date of inception) to December
                    31, 1994 and the Years Ended December 31, 1995........................  106
                  Consolidated  Statements  of Cash  Flows for the  Period  from
                    October 17, 1994 (date of  inception)  to December  31, 1994 and the Years Ended December 31, 1995.................................  107
                  Notes to the Consolidated Financial Statements..........................  108

          SATURN COMMUNICATIONS LIMITED (FORMERLY KNOWN AS KIWI CABLE COMPANY
          LIMITED)
                  Auditors' Report........................................................  122
                  Statement of Financial Performance for the Years Ended
                    December 31, 1994 and 1995............................................  123
                  Statement of Movements in Equity for the Years Ended
                    December 31, 1994 and 1995............................................  124
                  Statement of Financial Position as of December 31, 1994 and 1995........  125
                  Statement of Cash Flows for the Years Ended December 31, 1994
                    and 1995..............................................................  127
                  Notes to and Forming Part of the Financial Statements...................  128


     (a)(3)  Exhibits

         3.1      Articles of Incorporation of the Registrant, as amended. (1)

         3.2      By-Laws of the Registrant.  (1)

         4.1      The Indenture dated as of May 14, 1996, between the Issuer and
                      American Bank National Association (1)

         4.2      The Articles of Incorporation, as amended, and By-Laws of the
                      Registrant are included as Exhibits 3.1 and 3.2.  (1)

         10.1     Purchase Agreement dated May 8, 1996, among the Issuer,
                      Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated ("Merrill Lynch"). (1)

         10.2     Memorandum of Variation dated December 21, 1995 to the
                      Subscription and Securityholders Agreement, among United International Holdings, Inc.,("UIHI"), UIH Australia, Inc. ("UIHA"), Salstel Media Holdings Pty Limited ("SMH"), Australis and CTV Pty Limited ("CTV"). (1)

         10.3     Memorandum of Variation dated December 21, 1995 to the
                      Subscription and Securityholders Agreement dated
                      October 12, 1994, among UIHI, UIH Australia II, Inc. ("UIHI II"), Salstel Media Investment Pty Limited ("SMI"),
                       Australis and STV Pty Limited ("STV").  (1)

         10.4     Memorandum of Variation dated April 4, 1996 to the CTV
                      Securityholders Agreement, among UIHI, UIHA, Australis, SMH and CTV. (1)

         10.5     Memorandum of Variation dated April 4, 1996 to the STV
                      Securityholders Agreement, among UIHI, UIHA II, Australis, SMI and STV. (1)

         10.6     Security Purchase Agreement dated December 21, 1995, between
                      Media International Holdings Limited ("MHL") and UIHA. (1)

         10.7     Security Purchase Agreement dated December 21, 1995, between
                      MIHL and UIHA II.  (1)

         10.8     Agreement dated December 21, 1995, among UIHI, UIHA and
                      SMH.  (1)

         10.9     Amending Agreement dated April 4, 1996 to CTV Securityholders
                      Agreement, among UIHI, UIHA and SMH.  (1)

         10.10    Agreement dated December 21, 1995, among UIHI, UIHA II and
                      SMI.  (1)

         10.11    Amending Agreement dated April 4, 1996 to the STV
                      Securityholders Agreement, among UIHI, UIHA II and
                      SMI.  (1)

         10.12    XYZ Shareholders Agreement dated September 6, 1995, among
                      Century United Programming Ventures Pty Limited ("CUPV"), Foxtel Management Pty Limited ("Foxtel"), XYZ Entertainment Pty Limited ("XYZ"), Century United Programming Ventures ("CPVC"), and the Issuer. (1)

         10.13    Shareholders Deed dated June 30, 1995, among Century
                      Communications Corp., CPVC, UIHI, the Issuer and
                      CUPV.  (1)

         10.14    UIH-SFCC L.P. Amended and Restated Agreement of Limited
                      Partnership dated January 6, 1995, among UIH-SFCC Inc. and the limited partners named therein. (1)

         10.15    Master Agreement dated January 11, 1995, between UIH-SFCC L.P.
                      and Societe Francaise des Communications et du Cable S.A. ("Societe"). (1)

         10.16    Shareholder's Agreement dated January 11, 1995, among
                      UIH-SFCC L.P. and the shareholders named therein.  (1)

         10.17    Franchise Agreement dated October 12, 1994, between Australis and CTV.  (1)

         10.18    Agreement dated June 19, 1996, between Australis, the Issuer and Galaxy Communications Pty Limited ("Galaxy") re: CTV Franchise Agreement. (1)

         10.19    Franchise Agreement dated October 12, 1994, between Australis and STV.  (1)

         10.20    Agreement dated June 19, 1996, between Australis, the Issuer and Galaxy re: STV Franchise Agreement.  (1)

         10.21    Channel Supply Agreement dated June 30, 1995, among XYZ, CUPV and East Coast Pay Television Pty Limited ("ECT").  (1)

          10.22    Technical Assistance Agreement dated October 12, 1994,
                      between STV and UIMI.  (1)

          10.23    Technical Assistance Agreement dated July 8, 1994, between
                      Kiwi Cable Company BVI, Inc. ("Kiwi") and UIHI.  (1)

         10.24    Technical Assistance Agreement dated January 11, 1995, between
                      Telefenua S.A. and Societe.  (1)

         10.25    Assignment of Rights and Delegation of Duties under Technical
                      Assistance Agreement dated January 11, 1995, between Societe and UIMI. (1)

         10.26    Management Agreement dated May 1, 1996, between UIH
                      Management, Inc. and the Registrant.  (1)

         10.27    Tax Allocation Agreement dated May 8, 1996, among UIHI, UPI,
                      Inc. and the Issuer.  (1)

         12.1     Statement re:  Ratio of Earnings to Fixed Charges.

         21.1     List of Subsidiaries.

         24.1     Powers of Attorney.

         27.1     Financial Data Schedule.

-----------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-05017) filed on May 31, 1996.

                            INDEPENDENT AUDIT REPORT

To the Board of Directors of
   CTV Pty Limited

     We have audited the accompanying consolidated financial statements of CTV Pty Limited and its subsidiaries for the period ended 31 December 1994 and the year ended 31 December 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

     We conducted our audits in accordance with Australian Auditing Standards, which do not differ substantially from generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of CTV Pty Limited as of 31 December 1994 and 1995, and the consolidated results of the group's operations and consolidated cash flows for the periods then ended in accordance with Australian Accounting Standards.

     There are certain differences between Australian Accounting Standards and those generally accepted in the United States of America. Application of the generally accepted accounting principles in the United States of America would not result in material differences to these consolidated financial statements.



Arthur Andersen
Chartered Accountants

Sydney, Australia
29 March 1996

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                              BALANCE SHEETS
                                          AS AT 31 DECEMBER 1995

                                                                                  Economic Entity
                                                                                  ---------------
                                                                                    December 31,
                                                                           --------------------------------
                                                                  Note        1994                  1995
                                                                            --------              --------
                                                                                $A                   $A
Current assets
     Cash......................................................            19,371,145              9,712,936
     Receivables ..............................................    3          718,939              4,538,627
     Inventory.................................................                  --                  679,628
     Other.....................................................    4           25,582                830,133
                                                                          -----------            -----------
                                                                           20,115,666             15,761,324
                                                                          -----------            -----------
Non-current assets
     Investments ..............................................    5                2                      2
     Property, plant and equipment ............................    6        2,746,809             17,955,579
     Intangibles...............................................    7        5,021,630              7,906,674
                                                                          -----------            -----------
          Total non-current assets ............................             7,768,441             25,862,255
                                                                          -----------            -----------
               Total assets ...................................            27,884,107             41,623,579
                                                                          -----------            -----------
Current liabilities
     Creditors and borrowings .................................    8        2,747,734             15,477,769
        Provisions ............................................                  --                     --
                                                                          -----------            -----------
          Total current liabilities ...........................             2,747,734             15,477,769
                                                                          -----------            -----------
Non-current liabilities
     Creditors and borrowings .................................     9          36,165                684,945
     Provisions................................................    10            --                  156,267
                                                                          -----------            -----------
          Total non-current liabilities .......................                36,165                841,212
                                                                          -----------            -----------
               Total liabilities ..............................             2,783,899             16,318,981
                                                                          -----------            -----------
Net assets.....................................................            25,100,208             25,304,598
                                                                          ===========            ===========
Shareholders' equity
     Share capital ............................................    11          42,729                 42,729
     Reserves .................................................    13       5,116,536              5,116,536
     Retained profits/(accumulated losses) ....................                   206             (5,795,404)
                                                                          -----------            -----------
                                                                            5,159,471               (636,139)
     Convertible debentures ...................................    12      19,940,737             25,940,737
                                                                          -----------            -----------
               Total shareholders' equity .....................            25,100,208             25,304,598
                                                                          ===========            ===========




                       The accompanying notes form an integral part of this balance sheet.

                                       73

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                         PROFIT AND LOSS ACCOUNT

                                                                             Economic Entity
                                                                 ---------------------------------------
                                                                 Period Ended               Year Ended
                                                                 ------------               -----------
                                                                 December 31,               December 31,
                                                                 ------------               ------------
                                                                     1994                      1995
                                                                     ----                      ----
                                                                      $A                        $A
Revenue:
     Service..............................................               --                    579,690
                                                                  ---------                 ----------
                                                                         --                    579,690
                                                                  ---------                 ----------
Expenses:
     General and administration...........................          321,494                  6,406,782
     Depreciation and amortization........................            4,055                  1,491,456
     Management fees......................................              --                      29,651
                                                                  ---------                 ----------
                                                                    325,549                  7,927,889
                                                                  ---------                 ----------
Operating loss............................................         (325,549)                (7,348,199)
                                                                  ---------                 ----------
Non-operating income (expense)
     Interest income......................................          327,355                  1,227,029
     Interest expense and costs of finance................           (1,600)                    (2,180)
     Other, net foreign exchange gains--non-speculative
        trading...........................................              --                     327,740
                                                                  ---------                 ----------
                                                                    325,755                  1,552,589
                                                                  ---------                 ----------
Net profit (loss) before tax..............................              206                 (5,795,610)
Income tax attributable to net profit/(loss)..............              --                         --
                                                                  ---------                 ----------
Net profit/(loss).........................................              206                 (5,795,610)
                                                                  ---------                 ----------
Retained profits/(accumulated losses) at beginning of
   period.................................................              --                         206
                                                                  ---------                 ----------
Retained profits/(accumulated losses) at end of period....              206                 (5,795,404)
                                                                  =========                 ==========




  The accompanying notes form an integral part of this profit and loss account.

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                         STATEMENTS OF CASH FLOWS

                                                                            Economic Entity
                                                              ---------------------------------------------
                                                              Period Ended                     Year Ended
                                                              ------------                     ------------
                                                              December 31,                     December 31,
                                                              ------------                     ------------
                                                    Note         1994                              1995
                                                                 -----                             ----
                                                                  $A                                $A
                                                                  --                                --
Cash flows from operating activities
     Receipts from customers....................                      --                           522,211
     Payments to suppliers and employees........                 (297,332)                      (3,973,333)
     Interest received..........................                  327,355                        1,227,029
     Interest and other costs of finance paid...                   (1,600)                          (2,180)
                                                               ----------                       ----------
     Net operating cash flows...................                   28,423                       (2,226,273)
                                                               ----------                       ----------
Cash flows from investing activities
     Purchase of subsidiaries, net of cash
        acquired................................                      (12)                             (10)
     Payments for plant and equipment...........                  (55,871)                     (15,326,279)
     Payments for MDS and broadcast
        licenses................................               (5,021,630)                      (3,437,458)
     Decrease in inventory net of payables......                      --                               --
     Loans granted..............................                 (718,939)                      (3,768,962)
     Payments for investments...................                      --                                (2)
                                                               ----------                      -----------
     Net investing cash flows...................               (5,796,452)                     (22,532,711)
                                                               ----------                      -----------
Cash flows from financing activities
     Proceeds from share issues.................                5,159,265                              --
     Proceeds from issue of convertible
        debentures..............................               19,940,737                        6,000,000
     Proceeds from intercompany loans...........                       --                              --
     Payment on intercompany loans..............                       --                              --
     Proceeds from short term loans.............                   39,781                        8,818,202
     Proceeds from lease financing..............                       --                              --
     Repayment of finance lease principal.......                     (609)                         (45,167)
                                                               ----------                      -----------
     Net financing cash flows...................               25,139,174                       14,773,035
                                                               ----------                      -----------
Net increase/(decrease) in cash held............               19,371,145                       (9,985,949)
Cash at beginning of period.....................                      --                        19,371,145
Effect of different exchange rate...............                      --                           327,740
                                                               ----------                      -----------
Cash at the end of the period................... 8, 16         19,371,145                        9,712,936
                                                               ==========                      ===========



  The accompanying notes form an integral part of this statement of cash flows.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF ACCOUNTING

     The financial statements have been prepared in accordance with the historical cost convention using the Australian dollar ("$A") as the reporting currency and using the accounting policies described below. They do not take account of changes in either the general purchasing power of the dollar or in the prices of specific assets.

     The Company was incorporated on 21 April 1994. The comparative financial statements have been prepared for the period 21 April 1994 to 31 December 1994 and for the year ended 31 December 1995.

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of the parent entity, CTV Pty Limited, and its subsidiaries. The term "Economic Entity" used throughout these financial statements means the parent entity and its subsidiaries.

   FOREIGN CURRENCY TRANSACTIONS

     Transactions in foreign currencies are converted at the exchange rates in effect at the date of each transaction.

     Amounts payable to or by the economic entity in foreign currencies have been translated into Australian currency at the exchange rates current at year end.

     Exchange differences relating to monetary items are brought to account in the profit and loss account in the period when the exchange rates change, as exchange gains or losses.

   INCOME TAX

     The economic entity follows the policy of tax-effect accounting. The income tax expense in the profit and loss account represents the tax on the pre-tax accounting profit adjusted for income and expenses never to be assessed or allowed for taxation purposes. The provision for deferred income tax liability and the future income tax benefit represent the tax effect of differences between income and expense items recognized in different accounting periods for book and tax purposes, calculated at the tax rates expected to apply when the differences reverse.

     The benefit arising from estimated carry forward tax losses has not been recorded in the future income tax benefit account as realization of such benefit is considered not to be virtually certain.

   LEASED ASSETS

     Assets of the economic entity acquired under finance leases are capitalized. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of minimum lease payments. Leased assets are amortized over the life of the relevant lease. Lease liabilities are reduced by the principal component of lease payments. The interest component is charged against operating profit.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

     Operating leases are not capitalized and rental payments are charged against operating profit in the period in which they are incurred.

   INVENTORY

     Inventory consists of home subscriber equipment including cable, antennae and decoders and is valued at cost.

   PROPERTY, PLANT AND EQUIPMENT

     Land and buildings are valued at cost. The carrying amount of property, plant and equipment is reviewed annually by directors to ensure that it is not in excess of the recoverable amount from the assets.

     Property, plant and equipment, excluding freehold land, are depreciated or amortized at rates based upon their expected useful lives using the straight line method.

            Leasehold improvements.................................    6 years
            Computer equipment.....................................    3 years
            Motor vehicles.........................................    5 years
            Furniture and fittings.................................   10 years

   INTANGIBLES

     The acquisition of MDS licenses has been brought to account at cost. The cost to acquire these licenses, acquired for a 5 year period, will be amortized over the remaining license period upon commencement of broadcasting operations. They are renewable every 5 years.

     The licenses have been issued for a term of five years, with the license fee payable annually in advance. The license fee is payable to Spectrum Management Agency, an agent of the Australian Federal Government.

   RECOVERABLE AMOUNTS OF NON-CURRENT ASSETS

     The carrying amount of all non-current assets are reviewed at least periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all non-current assets have been determined using net cash flows which have not been discounted to their present values.

   PROVISION FOR ANNUAL LEAVE

     Provision has been made in the financial statements for benefits accruing to employees in relation to such matters as annual leave.

   REVENUE RECOGNITION

     Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. The Company recognizes installation revenues to the extent of direct selling costs in the period the installation occurs. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

NOTE 2.   INCOME TAX

     (a) Non-current deferred tax liabilities and assets are as follows:

                                                                                     Economic Entity
                                                                         ---------------------------------------
                                                                         Period ended               Year ended
                                                                         ------------               ----------
                                                                         December 31,               December 31,
                                                                         -------------              ------------
                                                                             1994                       1995
                                                                             ----                       ----
                                                                              $A                         $A
                                                                              --                         --
Interest receivable and prepaids....................................       (14,367)                    (339,527)
                                                                           -------                   ----------
Total non-current deferred tax liability............................       (14,367)                    (339,527)
   Net operating loss carryforward.......................... .......                                  2,061,456
                                                                                                     ----------
Total non-current deferred tax asset................................           --                     2,061,456
                                                                           -------                   ----------
   Net non-current deferred tax asset before valuation allowance....       (14,367)                   1,721,929
   Valuation allowance..............................................          --                     (1,721,929)
                                                                           -------                   ----------
Net non-current deferred tax asset (liability)......................       (14,367)                         --
                                                                           =======                   ==========

     Net operating loss carryforwards have an unlimited carryforward period for Australian tax purposes.

     (b) The difference between income tax expense provided in the financial statements and the prima facie income tax expense is reconciled as follows:

                                                                                     Economic Entity
                                                                         ---------------------------------------
                                                                         Period ended               Year ended
                                                                         ------------               ----------
                                                                         December 31,               December 31,
                                                                         -------------              ------------
                                                                             1994                       1995
                                                                             ----                       ----
                                                                              $A                         $A
                                                                              --                         --
Net profit/(loss)..................................................           206                    (5,795,610)

Prima facie tax thereon @ 36%......................................            74                    (2,086,420)
Tax effect of permanent and other differences:
    --Timing differences...........................................        (14,367)                    (339,527)
    --Amortization of licenses.....................................            --                       198,873
    --Entertainment non-deductible.................................         14,293                      165,618
    --Effect of tax losses not brought to account..................            --                     2,061,456
                                                                           -------                   ----------
Total income tax attributable to net profit/(loss).................            --                           --
                                                                           =======                   ==========

     (c) Benefit of income tax losses not brought to account

     As at 31 December 1995, the parent entity has unconfirmed unrecouped income tax losses of $5,795,404 available to offset against future years' taxable income. The benefit of these losses of $2,061,456 has not been brought to account as realization is not virtually certain. The benefit will only be obtained if:

          (i) the company derives future assessable income of a nature and of an amount sufficient to enable the benefits from the deductions for the losses to be realized;

         (ii) the  company   continues  to  comply  with   the   conditions  for
              deductibility imposed by the law;

        (iii) no changes in tax legislation adversely affect the company in realizing the benefit from the deductions for the losses; and

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


          (iv) any change in the business or control of the company does not affect the ability to utilize the available losses.


NOTE 3.   RECEIVABLES (CURRENT):

                                                                                    Economic Entity
                                                                                -----------------------
                                                                                1994            1995
                                                                                -----           ----
                                                                                 $A              $A
Trade debtors..........................................................             --           57,479
Less: provision for doubtful debts.....................................             --           (5,792)
                                                                                ------       ----------
                                                                                    --           51,687
Related parties:
    --United International Holdings Inc................................          95,865         140,217
    --Other............................................................             --          712,554
  --Related body corporate--STV Pty Ltd.................................        623,074       3,627,044
Other persons..........................................................             --            7,125
                                                                                -------       ---------
                                                                                718,939       4,538,627
                                                                                =======       =========
NOTE 4.   OTHER ASSETS (CURRENT):

Prepaid expenses.......................................................          10,465         787,916
Security deposits......................................................          15,117          42,217
                                                                                -------       ---------
Total other assets (current)...........................................          25,582         830,133
                                                                                =======       =========

NOTE 5.   INVESTMENTS (NON-CURRENT):

Investments in associated companies (Note 18)..........................
                                                                                      2               2
                                                                                =======       =========

NOTE 6.   PROPERTY, PLANT AND EQUIPMENT:

Leasehold improvements:
    --At cost..........................................................             --          151,200
    --Accumulated depreciation.........................................             --           (8,705)
                                                                              ---------      ----------
Total leasehold improvements, net......................................             --          142,495
                                                                              ---------      ----------
Plant and equipment:
    --At cost..........................................................          55,881      15,737,143
    --Accumulated depreciation.........................................          (4,055)       (872,818)
                                                                              ---------      ----------
Total plant and equipment, net.........................................          51,826      14,864,325
                                                                              ---------      ----------
Plant and equipment under lease:
    --At capitalized cost..............................................          44,506         912,820
    --Accumulated depreciation.........................................             --          (61,563)
                                                                              ---------      ----------
Total leased plant and equipment, net..................................          44,506         851,257
                                                                              ---------      ----------
Capitalized network construction expenditures:
    --At cost..........................................................       2,650,477       2,097,502
    --Accumulated amortization.........................................
                                                                                     --              --
                                                                              ---------      ----------
Total capitalized development expenditures, net:.......................       2,650,477       2,097,502
                                                                              ---------      ----------
Total property, plant and equipment, net:..............................       2,746,809      17,955,579
                                                                              =========      ==========

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 7.   INTANGIBLE ASSETS (NON-CURRENT):

                                                                                 Economic Entity
                                                                          -----------------------------
                                                                              1994             1995
                                                                              ----             ----
                                                                               $A               $A
MDS licenses:
    --At cost...........................................................     5,018,215        8,196,618
    --Accumulated amortization..........................................           --          (544,093)
                                                                          -----------      ------------
Total MDS licenses net:.................................................     5,018,215        7,652,525
                                                                          ------------      -----------
Program Rights fees at cost:                                                       --           250,000
    --Accumulated amortization..........................................           --            (8,333)
Other at cost...........................................................           --               --
Organization costs at cost:.............................................         3,415           12,482
                                                                          ------------      -----------
Total intangible assets, net............................................     5,021,630        7,906,674
                                                                          ============      ===========

NOTE 8.   CREDITORS AND BORROWINGS (CURRENT):

Unsecured:
     Overdraft..........................................................           --               --
     Trade creditors....................................................         1,684        5,727,304
     Unearned Income....................................................           --            29,062
     Accrued Expenses...................................................     2,698,537          728,113
     Due to related body corporate--United International
        Holdings Inc....................................................        39,781        8,857,983
Secured:
     Finance lease liability (Note 15)..................................         7,732          135,307
                                                                           -----------      -----------
Total current creditors and borrowings..................................     2,747,734       15,477,769
                                                                           ===========      ===========

NOTE 9.   CREDITORS AND BORROWINGS (NON-CURRENT):

Secured
     Finance lease liability (Note 15)..................................        36,165          684,945
                                                                           -----------      -----------
Total non-current creditors and borrowings..............................        36,165          684,945
                                                                           ===========      ===========

NOTE 10.   PROVISIONS (NON-CURRENT):

Annual leave............................................................
                                                                                   --           156,267
                                                                            ==========      ===========
NOTE 11.   SHARE CAPITAL:

Authorized capital:
    --100,000,000 ordinary shares of $1 each............................    100,000,000      100,000,000
                                                                            -----------      -----------
Total authorized capital as at 31 December 1995.........................    100,000,000      100,000,000
Issued and paid up capital:
    --42,729 ordinary shares of $1 each.................................         42,729           42,729
                                                                            -----------      -----------
Total issued and paid up capital........................................         42,729           42,729
                                                                            ===========      ===========


                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


Movement in issued shares for the year:

                                                                          Number of                        Number of
                                                         Number of        Redeemable       Number of       Redeemable
                                                         Ordinary         Preference        Ordinary       Preference
                                                          Shares            Shares           Shares          Shares
                                                            1994             1994             1995            1995
                                                         --------         ----------       ----------      ----------
Opening number of shares...........................             3              --            42,729             --
Issued during the year.............................        42,726              13               --             --
Redeemed...........................................           --               13               --             --
                                                           ------             ---           -------          ----
Closing number of shares...........................        42,729              --            42,729            --
                                                           ======             ===            ======          ====


NOTE 12.   CONVERTIBLE DEBENTURES:

     During the year ended 31 December 1995, the company issued 162,643 convertible debentures for $A6,000,000. These debentures confer rights upon the holders as creditors of the company. They do not confer any right to attend or vote at general meetings. Interest is payable to the holders equal to the amount of the distribution that the holder would have received if, as at the date the entitlement to the distribution was determined, all of the debentures of that holder and all other holders had been converted into shares.

     The convertible debentures have been included in shareholders' equity in the balance sheet as debenture holders are entitled to an equivalent return to the ordinary shareholders.

     Conversion of debentures is permitted at anytime provided conversion would not result in the breach of any Statute by the debenture holder or any other person.

     Debentures may be converted into fully paid ordinary shares on a one for one basis unless the normal value of the issued shares is reconstructed which would result in a different conversion factor. Debentures may not be redeemed for cash.

     In the event of a winding up of the company, the rights of the debenture holders against the company in respect of the debentures are postponed until the claims of all holders of senior indebtedness have been satisfied in full. Senior indebtedness means secured obligations, unsecured and unsubordinated obligations of the company, other than debentures and shares.

NOTE 13.   RESERVES:

                                                       Economic Entity
                                                  ---------------------------
                                                         December 31,
                                                  ---------------------------
                                                     1994           1995
                                                     ----           ----
                                                      $A              $A
Share premium opening balance....................         --       5,116,536
Premium on issues of shares......................  5,116,536              --
Redemption of preference shares..................         --              --
                                                   ---------       ---------
Total reserves...................................  5,116,536       5,116,536
                                                   =========       =========

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 14.   EMPLOYEE ENTITLEMENTS:

   SUPERANNUATION COMMITMENTS

     The economic entity contributes to a defined contribution superannuation plan for substantially all of its employees. Each participating entity in the economic entity has a legal obligation to contribute to the schemes, which are as follows:

          (a) Hourly employees and commission employees--Employee Retirement Fund, a fund administered by MLC. This is a defined contribution fund; and

          (b) Salaried employees--CETV Superannuation Fund, a fund administered by MLC (contributions 6%). This is a defined contribution fund.

NOTE 15.   COMMITMENTS:

                                                                                              Economic Entity
                                                                                           ----------------------
                                                                                                 December 31,
                                                                                              1994          1995
                                                                                              ----          ----

                                                                                            $A            $A
(a)  Annual license fees are payable as follows:
     Not later than one year.........................................................      1,212,627    3,068,099
     Later than one year but not later than two years................................      1,212,627    3,068,099
     Later than two years but not later than five years..............................      3,637,881    5,121,828
     Later than five years...........................................................             --           --
                                                                                           ---------   ----------
                                                                                           6,063,135   11,258,026
                                                                                           =========   ==========
(b)  Finance lease expenditure contracted for is payable as follows:
     Not later than one year.........................................................         12,429      215,798
     Later than one year but not later than two years................................         12,429      233,412
     Later than two years but not later than five years..............................         30,044      553,335
     Later than five years...........................................................             --           --
                                                                                           ---------   ----------
                                                                                              54,902    1,002,545
     Future finance charges..........................................................         11,005      182,293
                                                                                           ---------   ----------
     Net finance lease liability.....................................................         43,897      820,252
                                                                                           =========   ==========
Reconciled to:
     Current liability (Note 8)......................................................          7,732      135,307
     Non-current liability (Note 9)..................................................         36,165      684,945
                                                                                           ---------   ----------
                                                                                              43,897      820,252
                                                                                           =========   ==========
(c)  Operating lease expenditure contracted for is payable as follows:
     Not later than one year.........................................................        137,500      467,767
     Later than one year but not later than two years................................        137,500      467,767
     Later than two years but not later than five years..............................        412,500    1,405,357
     Later than five years...........................................................             --      529,372
                                                                                           ---------   ----------
                                                                                             687,500    2,870,263
                                                                                           =========   ==========

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


(d) On 24 July 1994, the Company entered into a franchise agreement with Australis Media Limited. The agreement carries a 15 year term beginning on 24 July 1994 and may be extended for an additional 10 years. The agreement provides for an exclusive license and franchise for MDS and Satellite and a non-exclusive license and franchise for cable for all franchisor services including uplink and programming including Channel [V] (a 24 hour music video channel), Arena, Showtime, Nickelodeon, TV1, Encore, Discovery and Fox Sports.

     Under the agreement, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers.

NOTE 16.   NOTES TO THE STATEMENT OF CASH FLOWS:

(a)  RECONCILIATION OF CASH

     For the purposes of the statement of cash flows, cash includes cash on hand and in banks and deposits at call, net of outstanding bank overdrafts. Cash at the end of the financial year as shown in the Statement of Cash Flows is reconciled to the related items in the balance sheet as follows:

                                                                                   Economic Entity
                                                                             -----------------------------
                                                                                     December 31,
                                                                             -----------------------------
                                                                                1994               1995
                                                                                -----              ----
                                                                                 $A                $A

Cash..........................................................                   73,377          (261,963)
Short term money market deposits..............................               19,297,768         9,974,899
                                                                             ----------        ----------
                                                                             19,371,145         9,712,936
                                                                             ==========        ==========
(b)  Reconciliation  of net cash  provided by operating
     activities to operating loss after income tax.

Operating profit (loss) after income tax:.....................                     206         (5,795,610)
     Adjustments for non-cash income and expense items:
     Depreciation and amortization expense....................                   4,055          1,491,456
     Bad debts expense and provision for doubtful debts.......                     --               5,792
Transfers to provisions:
     Annual leave.............................................                     --             156,267
Unrealized foreign exchange gain..............................                     --            (327,740)
     Increase in other receivables............................                     --             (57,479)
     Increase in trade creditors..............................                  49,744          3,785,221
     Increase in inventory....................................                     --            (679,628)
     Increase in other assets.................................                 (25,582)          (804,552)
                                                                             ---------         ----------
Net cash from operating activities............................                  28,423         (2,226,273)
                                                                             =========         ==========


                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


(c)  SUBSIDIARIES ACQUIRED

     The following subsidiaries were acquired by the economic entity for cash consideration. The fair value of net tangible assets acquired was as follows:
                                                             Fair value of
                                                         net tangible assets
                                                         --------------------
                                                          1994          1995
                                                          ----          ----
               Entity                                      $A            $A
               ------
Jacolyn Pty Limited...............................          2            --
Yanover Pty Limited...............................          2            --
Keansburg Pty Limited.............................          2            --
Orloff Pty Limited................................          2            --
Maxi-Vu Pty Limited...............................          2            --
Vinatech Pty Limited..............................          2            --
Palara Vale Pty Limited...........................         --             2
Auldana Pty Limited...............................         --             2
Grovern Pty Limited...............................         --             2
Lystervale Pty Limited............................         --             2
Minorite Pty Limited..............................         --             2
                                                          ---           ---

Fair value of net identifiable assets.............         12             10
Goodwill on acquisition...........................         --             --
                                                          ---            ---
Total consideration...............................         12             10
                                                          ===            ===

(d)  Non-cash financing and investing activities

     During the year the economic entity acquired plant and equipment with an aggregate fair value of $A821,522 (1994: $A44,506) by means of finance leases. These transactions are not reflected in the Statement of Cash Flows.

NOTE 17.   SUBSIDIARIES:

     The following were subsidiaries at 31 December 1995, and have been included
in  the  consolidated   financial   statements.   The  financial  years  of  all
subsidiaries are the same as that of the parent entity.

                                                                         Book value of                   Contribution to
                                                                            Parent                         Consolidated
                                                                           Entity's         % of           Result for the
                                                                           Investment     Shares Held         Period
                                                                        -------------     -----------     --------------
                             Place of
                           Incorporation     Date of       Type of      1994     1995     1994    1995     1994     1995
Name of Controlled Entity  Formation (a)   Acquisition     Shares        $A       $A        %       %       $A       $A
Jacolyn Pty Limited........  Australia       14/6/94      Ordinary                 2               100              --
Yanover Pty Limited........  Australia       21/7/94      Ordinary                 2               100              --
Keansburg Pty Limited......  Australia       14/6/94      Ordinary                 2               100              --
Orloff Pty Limited.........  Australia       14/6/94      Ordinary                 2               100              --
Maxi-Vu Pty Limited........  Australia       4/8/94       Ordinary                 2               100              --
Palara Vale Pty Limited....  Australia       24/4/95      Ordinary                 2               100              --
Auldana Beach Pty Limited..  Australia       24/4/95      Ordinary                 2               100              --
Grovern Pty Limited........  Australia       24/4/95      Ordinary                 2               100              --
Lystervale Pty Limited.....  Australia       24/4/95      Ordinary                 2               100              --
Vinatech Pty Limited.......  Australia       29/7/94      Ordinary                 2               100              --
Minorite Pty Limited.......  Australia       24/4/95      Ordinary                 2               100              --
                                                                                  --                               ---
                                                                                  22                                --
                                                                                  ==                               ===

(a) All entities operate solely in their place of incorporation/formation.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)



NOTE 18.   ASSOCIATED COMPANIES:

     Details of material interests in associated companies are as follows:

                                               Ownership                       Dividends
                                               Interest                        Received
                                             -------------       ---------------------------------
    Name of
   Associated      Principal Activity of                          Balance
    Company         Associated Company       1994     1995         Date         1994        1995
   ----------      ---------------------     ----     ----        -------       ----        ----
Communication &    Delivery of subscription
   Entertainment   television services to                          31
   Australia Pty   regional Australia.        50%      50%      December        --           --
   Limited
Ilona Investments  Delivery of subscription
   Pty Limited     television services to                          30
                   regional Australia         50%      50%        June          --           --


                                                              Economic Entity
                                                              ---------------
                                                             1994         1995
                                                              $A           $A

Aggregate carrying amount of investments in associated         2            2
companies..............................................      ---          ---

Aggregate amount of investments in associated
 companies, as determined under the equity
 method of accounting..................................        2            2
                                                             ===          ===

NOTE 19.   RELATED PARTY DISCLOSURES:

(a)  OTHER DIRECTOR TRANSACTIONS

     Crase Partners, a director-related firm of J. K. Crase, provided general accounting services to the company during the year. These services were provided at an arms length basis.

     J. K. Crase, a director, purchased equipment from the company during the year. The purchase was made on an arms length basis.

(b)  TRANSACTIONS WITH RELATED PARTIES IN THE WHOLLY OWNED GROUP

     The parent entity entered into the following transactions during the year with related parties in the wholly owned group:

      loans were advanced to subsidiaries to fund the acquisition of MDS licenses. Loans totaled $A5,021,618 and $A8,309,384 at December 31, 1994 and 1995, respectively.

     These transactions were undertaken on commercial terms and conditions.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

(c)  TRANSACTIONS WITH ASSOCIATED COMPANIES

     The parent entity entered into certain transactions with associated companies, being loans advanced and received on an arms length basis. CTV has amounts receivable from STV of $A623,074 and $A3,627,044 at December 31, 1994 and 1995, respectively.

NOTE 20.   US GAAP INFORMATION:

     The accounting policies followed in preparation for the consolidated financial statements differ in one respect to those generally accepted in the United States of America (US GAAP). For US GAAP purposes, the convertible debentures would be classified as a non-current liability and not equity.

     The calculation of shareholder's equity in accordance with US GAAP is as follows:


                                                           December 31,
                                                     ------------------------
                                                       1994            1995
                                                     ---------       --------
                                                         $A              $A
     Shareholder's equity as per balance sheet....    25,100,208     25,304,598
     Adjustments to reported equity:
          Convertible debentures..................   (19,940,737)   (25,940,737)
                                                     -----------    -----------
     Shareholder's equity in accordance with
        US GAAP...................................     5,159,471       (636,139)
                                                     ===========    ===========

                            INDEPENDENT AUDIT REPORT

To the Board of Directors of
 STV Pty Limited

     We have audited the accompanying consolidated financial statements of STV Pty Limited and its subsidiaries for the period ended 31 December 1994 and the year ended 31 December 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

     We conducted our audits in accordance with Australian Auditing Standards, which do not differ substantially from generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of STV Pty Limited as of 31 December 1994 and 1995, and the consolidated results of the group's operations and consolidated cash flows for the periods then ended in accordance with Australian Accounting Standards.

     There are certain differences between Australian Accounting Standards and those generally accepted in the United States of America. Application of the generally accepted accounting principles in the United States of America would not result in material differences to these consolidated financial statements.



Arthur Andersen
Chartered Accountants

Sydney, Australia
29 March 1996

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                                 BALANCE SHEET
                             AS AT 31 DECEMBER 1995

                                                                      Economic Entity
                                                                -------------------------
                                                                       December 31,
                                                                -------------------------
                                                     Note          1994             1995
                                                                   ----             ----
                                                                    $A               $A
Current assets
     Cash..............................                         10,078,250           2,236
     Receivables.......................                3            63,934       1,325,563
     Prepayments and other.............                                 --         382,866
                                                                ----------      ----------

Total current assets...................                         10,142,184       1,710,665
                                                                ----------      ----------
Non-current assets
     Investments.......................                4                 2               2
     Property, plant and equipment.....                5           527,373       6,085,042
     Intangibles.......................                6             3,562       3,727,654
                                                                ----------      ----------
Total non-current assets...............                            530,937       9,812,698
                                                                ----------      ----------

Total assets...........................                         10,673,121      11,523,363
                                                                ----------      ----------

Current liabilities
     Creditors and borrowings..........                7           759,411       4,673,587
                                                                ----------      ----------

Total current liabilities..............                            759,411       4,673,587
                                                                ----------      ----------

Non-current liabilities
     Creditors and borrowings..........                8            36,165         313,981
     Provisions........................                9                --          11,495
                                                                ----------      ----------
Total non-current liabilities..........                             36,165         325,476
                                                                ----------      ----------

Total liabilities......................                            795,576       4,999,063
                                                                ----------      ----------

Net assets.............................                          9,877,545       6,524,300
                                                                ==========      ==========




       The accompanying notes form an integral part of this balance sheet.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                                 BALANCE SHEET
                             AS AT 31 DECEMBER 1995


                                                     Economic Entity
                                                 --------------------------
                                                       December 31,
                                                 --------------------------
                                      Note         1994             1995
                                                  -----             ----
                                                    $A               $A
Shareholders' equity
     Share capital............         10          133,296         133,296
     Reserves.................         12        1,426,959       1,426,959
     Accumulated losses.......                  (  122,457)     (3,475,702)
                                                ----------      ----------
                                                 1,437,798      (1,915,447)
Convertible debentures........         11        8,439,747       8,439,747
                                                ----------      ----------
Total shareholders' equity....                   9,877,545       6,524,300
                                                ==========      ==========












       The accompanying notes form an integral part of this balance sheet.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                             PROFIT AND LOSS ACCOUNT

                                                       Economic Entity
                                               --------------------------------
                                                Period Ended        Year Ended
                                        Note    December 31,       December 31,
                                                -------------------------------
                                                   1994                 1995
                                                -----------        ------------
                                                    $A                    $A
Revenue:
     Service...........................                --               13,819
                                                 --------           ----------
                                                       --               13,819
                                                 --------           ----------
Expenses:
     General and administration........           258,991            3,576,688
     Depreciation and amortization.....             4,055              212,635
                                                 --------           ----------
                                                  263,046            3,789,323
                                                 --------           ----------
Operating loss.........................          (263,046)          (3,775,504)
                                                 --------           -----------
Non-operating income (expense)
     Interest income...................           142,189              422,563
     Interest expense and costs of
        finance........................            (1,600)                (304)
                                                 --------           ----------
                                                  140,589              422,259
                                                 --------           ----------

Net loss before tax....................          (122,457)          (3,353,245)
Income tax attributable to net loss....                --                   --
                                                 --------           ----------
Net loss...............................          (122,457)          (3,353,245)
                                                 --------           ----------
Accumulated losses at beginning of
   period..............................               --              (122,457)
                                                 --------           ----------
Accumulated losses at end of
   period..............................          (122,457)          (3,475,702)
                                                 ========           ==========






  The accompanying notes form an integral part of this profit and loss account.

                                   STV PTY LIMITED AND ITS SUBSIDIARIES
                                         STATEMENT OF CASH FLOWS

                                                                             Economic Entity
                                                                 -------------------------------------
                                                                   Period Ended           Year Ended
                                                                    December 31,          December 31,
                                                                  ------------------------------------
                                                        Notes          1994                  1995
                                                                      ------                 ----
                                                                         $A                   $A
                                                                 Inflows/(Outflows)   Inflows/(Outflows)
Cash flows from operating activities:
     Receipts from customers...............                                --                 74,749
     Payments to suppliers and
        employees..........................                           (210,202)           (3,876,242)
     Interest received.....................                             78,255               422,563
     Interest and other costs of finance
        paid...............................                             (1,600)                 (304)
                                                                    ----------          ------------

Net operating cash flows...................                           (133,547)           (3,379,234)
                                                                    ----------          ------------

Cash flows from investing activities:
     Purchase of subsidiaries, net of
        cash acquired......................                                 (2)                  (12)
     Payments for plant, equipment and
        construction in process............                           (486,922)           (5,381,613)
     Payments for MDS licenses.............                             (3,562)           (3,757,962)
     Payments for investments..............                                --                     (2)
     Loans granted.........................                                --             (1,322,587)
                                                                    ----------           -----------

Net investing cash flows...................                           (490,486)          (10,462,176)
                                                                    ----------           -----------

Cash flows from financing activities:
     Proceeds from issues of shares........                          1,560,255                   --
     Proceeds from short-term loans........                            702,890             3,787,493
     Proceeds from debenture issues........                          8,439,747                   --
     Repayment of finance lease
        principal..........................                               (609)              (22,097)
                                                                    ----------           -----------

Net financing cash flows...................                         10,702,283             3,765,396
                                                                    ----------           -----------

Net increase (decrease) in cash held.......                         10,078,250           (10,076,014)
Cash at the beginning of the period........                                 --            10,078,250
                                                                    ----------           -----------


Cash at the end of the period..............                15       10,078,250                 2,236
                                                                    ==========           ===========


  The accompanying  notes form an integral part of this statement of cash flows.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.   STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF ACCOUNTING

     The financial statements have been prepared in accordance with the historical cost convention using the Australian dollar ("$A") as the reporting currency and using the accounting policies described below. Further, they do not take account of changes in either the general purchasing power of the dollar or in the prices of specific assets.

     The Company was incorporated on 28 June 1994. The comparative financial statements have been prepared for the period 28 June 1994 to 31 December 1994 and for the year ended 31 December 1995.

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of the parent entity, STV Pty Limited, and its subsidiaries. The term "Economic Entity" used throughout these financial statements means the parent entity and its subsidiaries.

   FOREIGN CURRENCY TRANSACTIONS

     Transactions in foreign currencies are converted at the exchange rates in effect at the date of each transaction.

     Amounts payable to or by the economic entity in foreign currencies have been translated into Australian currency at the exchange rates current at year end.

     Exchange differences relating to monetary items are brought to account in the profit and loss account in the period when the exchange rates change, as exchange gains or losses.

   INCOME TAX

     The economic entity follows the policy of tax-effect accounting. The income tax expense in the profit and loss account represents the tax on the pre-tax accounting profit adjusted for income and expenses never to be assessed or allowed for taxation purposes. The provision for deferred income tax liability and the future income tax benefit represent the tax effect of differences between income and expense items recognized in different accounting periods for book and tax purposes, calculated at the tax rates expected to apply when the differences reverse.

     The benefit arising from estimated carry forward tax losses has not been recorded in the future income tax benefit account as realization of such benefit is considered not to be virtually certain.

   LEASED ASSETS

     Assets of the economic entity acquired under finance leases are capitalized. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of minimum lease payments. Leased assets are amortized over the life of the relevant lease. Lease liabilities are reduced by the principal component of lease payments. The interest component is charged against operating profit.

     Operating leases are not capitalized and rental payments are charged against operating profit in the period in which they are incurred.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS-(Continued)

PROPERTY, PLANT AND EQUIPMENT

     Land and buildings are valued at cost. The carrying amount of property, plant and equipment is reviewed annually by directors to ensure that it is not in excess of the recoverable amount from the assets.

            Leasehold improvements..................................   6 years
            Computer equipment......................................   3 years
            Motor vehicles..........................................   5 years
            Furniture and fixtures..................................  10 years

     Property, plant and equipment, excluding freehold land, are depreciated or amortized at rates based upon their expected useful lives using the straight line method.

    INTANGIBLES

     The acquisition of MDS licenses has been brought to account at cost. The cost to acquire these licenses, acquired for a 5 year period, will be amortized over the remaining license period upon commencement of broadcasting operations. They are renewable every 5 years.

     The licenses have been issued for a term of five years, with the license fee payable annually in advance. The license fee is payable to Spectrum Management Agency, an agent of the Australian Federal Government.

   RECOVERABLE AMOUNTS OF NON-CURRENT ASSETS

     The carrying amounts of all non-current assets are reviewed at least periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all non-current assets have been determined using net cash flows which have not been discounted to their present values.

   ANNUAL LEAVE

     Provision has been made in the financial statements for benefits accruing to employees in relation to such matters as annual leave.

   REVENUE RECOGNITION

     Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. The Company recognizes installation revenues to the extent of direct selling costs in the period the installation occurs. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 2.   INCOME TAX

     (a) Non-current deferred tax liabilities and assets are as follows:

                                                                                Economic Entity
                                                                         ------------------------------
                                                                         Period Ended       Year Ended
                                                                         December 31,      December 31,
                                                                         ------------------------------
                                                                             1994              1995
                                                                             ----              ----
                                                                              $A                $A
  Interest receivable and prepaids.................................               --          (133,683)
                                                                          ----------         ---------
  Total non-current deferred tax liability.........................               --          (133,683)
    Net operating loss carryforward................................           42,500         1,195,261
                                                                          ----------         ---------
  Total non-current deferred tax asset.............................           42,500         1,195,261
                                                                          ----------         ----------
    Net non-current deferred tax asset before valuation allowance..           42,500         1,061,578
          Valuation allowance......................................          (42,500)       (1,061,578)
                                                                          ----------        ----------
  Net non-current deferred tax asset (liability)...................               --                --
                                                                          ==========        ==========

Net operating loss carryforwards have an unlimited carryforward period for Australian tax purposes.

     (b) The difference between income tax expense provided in the financial statements and the prima facie income tax expense is reconciled as follows:

                                                                                Economic Entity
                                                                         ------------------------------
                                                                         Period Ended       Year Ended
                                                                         December 31,      December 31,
                                                                         ------------------------------
                                                                              1994            1995
                                                                             ----            ----
                                                                              $A              $A

     Net loss......................................................       (122,457)       (3,353,245)
     Prima facie tax thereon @ 36%.................................        (44,085)       (1,207,168)
     Tax effect of permanent and other differences
       --Timing differences........................................            --           (133,683)
       --Entertainment non deductible..............................          1,585           133,397
       --Amortization of licenses..................................            --             12,193
       --Effect of losses not brought to account...................         42,500         1,195,261
                                                                          --------        ----------
     Total income tax attributable to net loss.....................             --                --
                                                                          ========        ==========

     (c) Benefit of income tax losses not brought to account

     As at 31 December 1995, the parent entity has unconfirmed unrecouped income tax losses of $A3,475,702 available to offset against future years' taxable income. The benefit of these losses of $A1,237,761 has not been brought to account as realization is not virtually certain. The benefit will only be obtained if:

          (a) the company derives future assessable income of a nature and of an amount sufficient to enable the benefits from the deductions for the losses to be realized;

          (b) the company continues to comply with the conditions for deductibility imposed by the law;

          (c) no changes in tax legislation adversely affect the company in realizing the benefit from the deductions for the losses; and

          (d) any change in the business or control of the company does not affect the ability to utilize the available losses.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 3.   RECEIVABLES (CURRENT):

                                                                                  Economic Entity
                                                                        ----------------------------------
                                                                             1994                  1995
                                                                             ----                  ----
                                                                              $A                    $A
     Accounts Receivable Trade..........................                        --                  3,004
       --Allowance for Bad Debts........................                        --                    (28)
     Non-trade amounts owing by:
        Related parties
         --Wholly owned group...........................                        --                     --
         --Associated companies.........................                        --              1,322,587
        Other persons...................................                    63,934                     --
                                                                         ---------              ---------

     Total current receivables..........................                    63,934              1,325,563
                                                                         =========              =========

NOTE 4.   INVESTMENTS (NON-CURRENT):

     Investments in associated companies (Note 17)......                         2                      2
                                                                         =========              =========

NOTE 5.   PROPERTY, PLANT AND EQUIPMENT:

     Leasehold improvements:
       --At cost........................................                        --                128,274
       --Accumulated amortization.......................                        --                 (7,801)
                                                                        ----------              ---------

     Total leasehold improvements, net..................                        --                120,473
                                                                        ----------             ----------
     Plant and equipment:
       --At cost........................................                    55,881              4,093,944
       --Accumulated depreciation.......................                  (  4,055)              (149,677)
                                                                        ----------             ----------
     Total plant and equipment, net.....................                    51,826              3,944,267
                                                                        ----------             ----------

     Plant and equipment under lease:
       --At capitalized cost............................                    44,506                408,832
       --Accumulated depreciation.......................                        --                (25,343)
                                                                       -----------             ----------
     Total lease plant and equipment, net...............                    44,506                383,489
                                                                       -----------             ----------

     Capitalized network construction expenditures:
       --At cost........................................                   431,041              1,636,813
       --Accumulated amortization.......................                        --                     --
                                                                       -----------            -----------

     Total capitalized development expenditures, net....                   431,041              1,636,813
                                                                       -----------            -----------

     Total property, plant and equipment, net...........                   527,373              6,085,042
                                                                       ===========            ===========

                                   STV PTY LIMITED AND ITS SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 6.   INTANGIBLE ASSETS (NON-CURRENT):

                                                                                  Economic Entity
                                                                        ----------------------------------
                                                                             1994                  1995
                                                                             ----                  ----
                                                                              $A                    $A

     MDS licenses.......................................                      1,570             3,501,285
       --Accumulated Amortization.......................                        --                (25,536)
     Other licenses.....................................                        --                251,570
       --Accumulated Amortization.......................                        --                 (8,333)
     Other..............................................                      1,992                 8,668
                                                                         ----------           -----------
     Total intangible assets, net.......................                      3,562             3,727,654
                                                                         ==========           ===========

NOTE 7.   CREDITORS AND BORROWINGS (CURRENT):

     Unsecured:
        Trade creditors.................................                      1,689               120,561
        Accrued expenses................................                     47,100                   --
        Due to associated company--CTV Pty Limited......                    623,021             3,627,044
        Due to related body corporate--United
          International Holdings Inc....................                     79,816               863,341
     Secured:
        Secured: Finance lease liability (Note 14)......                      7,732                62,641
                                                                         ----------           -----------
                                                                            759,358             4,673,587
                                                                         ==========           ===========

NOTE 8.   CREDITORS AND BORROWINGS (NON-CURRENT):

     Secured:
        Finance lease liability (Note 14)..............                      36,165               313,981
                                                                         ----------           -----------
     Total non-current creditors and borrowings........                      36,165               313,981
                                                                         ==========           ===========

NOTE 9.   PROVISIONS (NON-CURRENT):

     Annual leave......................................                         --                 11,495
                                                                         ===========          ===========

NOTE 10.   SHARE CAPITAL:

     Authorized capital:
        --100,000,000 ordinary shares of $1
          each.........................................                  100,000,000          100,000,000
                                                                         -----------          -----------
     Total authorized capital..........................                  100,000,000          100,000,000
                                                                         ===========          ===========
     Issued and paid up capital:
       --133,296 ordinary shares of $1.00 each.........                      133,296              133,296
                                                                         -----------          -----------
     Total issued and paid up capital..................                      133,296              133,296
                                                                         ===========          ===========

                                   STV PTY LIMITED AND ITS SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Movement in issued shares for the year:

                                                                        Number of                   Number of
                                                         Number of     Redeemable     Number of    Redeemable
                                                          Ordinary     Preference     Ordinary     Preference
                                                           Shares        Shares        Shares        Shares
                                                         ---------     ----------     ---------    -----------
                                                            1994            1994        1995           1995
                                                           ------           ----        ----           ----

     Opening number of shares.......................           --             --      133,296            --
     Issued during the year (a).....................      133,296              2           --            --
     Redeemed.......................................          --               2           --            --
                                                          -------           ----      -------          ----
     Closing number of shares.......................      133,296             --      133,296            --
                                                          =======           ====      =======          ====


NOTE 11.   CONVERTIBLE DEBENTURES:

     During the year ended 31 December 1995, the company had outstanding 986,707 convertible debentures for $A8,439,747. These debentures confer rights upon the holders as creditors of the company. They do not confer any right to attend or vote at general meetings. Interest is payable to the holders equal to the amount of the distribution that the holder would have received if, as at the date the entitlement to the distribution was determined, all of the debentures of that holder and all other holders had been converted into shares.

     The convertible debentures have been included in shareholders' equity in the balance sheet as debenture holders are entitled to an equivalent return to the ordinary shareholders.

     Conversion of debentures is permitted at any time provided conversion would not result in the breach of any Statute by the debenture holder or any other person.

     Debentures may be converted into fully paid ordinary shares on a one for one basis unless the normal value of the issued shares is reconstructed which would result in a different conversion factor. Debentures may not be redeemed for cash.

     In the event of a winding up of the company, the rights of the debenture holders against the company in respect of the debentures are postponed until the claims of all holders of senior indebtedness have been satisfied in full. Senior indebtedness means secured obligations, unsecured and unsubordinated obligations of the company, other than debentures and shares.


NOTE 12.   RESERVES:
                                                       Economic Entity
                                                         December 31,
                                                  ---------------------------
                                                     1994              1995
                                                     ----              ----
                                                      $A                $A

     Share premium opening balance.............          --         1,426,959
     Premium on issue of shares................   1,426,959                --
                                                  ---------         ---------
     Total reserves............................   1,426,959         1,426,959
                                                  =========         =========

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 13.   EMPLOYEE ENTITLEMENTS:

     Superannuation commitments
     The economic entity contributes to a defined contribution superannuation plan for substantially all of its employees. Each participating entity in the economic entity has a legal obligation to contribute to the schemes, which are as follows:

         (a) Hourly employees and commission employees--Employee Retirement Fund, a fund administered by MLC. This is a defined contribution fund.

        (b) Salaried employees--CETV Superannuation Fund, a fund administered by MLC (contributions 6%). This is a defined contribution fund.


NOTE 14.   COMMITMENTS:

                                                                                                 Economic Entity
                                                                                               --------------------
                                                                                                1994        1995
                                                                                                ----        ----
                                                                                                 $A          $A
(a)  Annual license fees are payable as follows:
     Not later than one year........................................................               --     1,227,291
     Later than one year but not later than two years...............................               --     1,227,291
     Later than two years but not later than five years.............................               --     1,686,787
     Later than five years..........................................................               --            --
                                                                                               ------     ---------
                                                                                                   --     4,141,369
                                                                                               ======     =========
(b)  Finance lease expenditure contracted for is payable as follows:
     Not later than one year........................................................           12,429        99,657
     Later than one year but not later than two years...............................           12,429       117,272
     Later than two years but not later than five years.............................           30,043       243,506
     Later than five years..........................................................              --            --
                                                                                               ------     ---------
                                                                                               54,901       460,435
Future finance charges..............................................................           11,004        83,813
                                                                                               ------     ---------

Net finance lease liability.........................................................           43,897       376,622
                                                                                               ======     =========

Reconciled to:
     Current liability (Note 7).....................................................            7,732        62,641
     Non-current liability (Note 8).................................................           36,165       313,981
                                                                                               ------     ---------
                                                                                               43,897       376,622
                                                                                               ======     =========
(c)  Operating lease expenditure contracted for is payable as follows:
     Not later than one year........................................................               --       169,642
     Later than one year but not later than two years...............................               --       169,642
     Later than two years but not later than five years.............................               --       510,984
     Later than five years..........................................................               --       148,112
                                                                                               ------     ---------
                                                                                                   --       998,380
                                                                                               ======     =========

(d) On 12 October 1994, the Company entered into a franchise agreement with Australis Media Limited. The agreement carries a 15 year term beginning on 12 October 1994 and may be extended for an additional 10 years. The agreement provides for an exclusive license and franchise for MDS and Satellite and a non-exclusive license and franchise for cable for all franchisor services including uplink and programming including Channel [V] (a 24 hour music video channel), Arena, Showtime, Nickelodeon, TV1, Encore, Discovery and Fox Sports.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

     Under the agreement, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers.

NOTE 15.   NOTES TO THE STATEMENT OF CASH FLOWS:

     (a) Reconciliation of Cash

     For the purposes of the statement of cash flows, cash includes cash on hand and in banks and deposits at call, net of outstanding bank overdrafts. Cash at the end of the financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Balance Sheet as follows:

                                                         Economic Entity
                                                      ----------------------
                                                        1994           1995
                                                        ----           ----
                                                         $A            $A

Cash.............................................         5,994       2,236
Short-term money market deposits.................    10,072,256         --
                                                     ----------       -----
                                                     10,078,250       2,236
                                                     ==========       =====

     (b) Reconciliation of net cash provided by operating activities to operating loss after income tax.

                                                                   Economic Entity
                                                           -------------------------------
                                                           Period Ended         Year Ended
                                                           December 31,        December 31,
                                                           ------------        -----------
                                                              1994                 1995
                                                              ----                 ----
                                                               $A                   $A

Operating loss after income tax..........................   (122,457)          (3,353,245)
Adjustments for non-cash income and expense items:
     Depreciation and amortization expense...............      4,055              212,635
     Bad debts expense and provision for doubtful
        debts............................................        --                    28
     Unrealized foreign exchange gain....................        --                   --
     Transfers to provisions:
     Annual leave........................................        --                11,495
     Increase in other receivables.......................    (63,934)              60,930
     Increase (decrease) in trade creditors..............     48,789               71,789
     Increase in other assets............................        --              (382,866)
                                                            --------           ----------
     Net cash from operating activities..................   (133,547)          (3,379,234)
                                                            ========           ==========


   (c)   Subsidiaries acquired

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

     The following subsidiaries were acquired by the economic entity for cash consideration. The fair value of net tangible assets acquired was as follows:

                                                          Fair Value
                                                        of Net Tangible
                                                        Assets Acquired
                                                    ------------------------
                                                    1994                1995
                                                    ----                ----
                 Entity                              $A                  $A
                 ------
     Selectra Pty Limited.......................      2                   --
     Vermint Grove Pty Limited--cash............     --                    2
     Kidilla Pty Limited--cash..................     --                    2
     Dovevale Pty Limited--cash.................     --                    2
     Carryton Pty Limited--cash.................     --                    2
     Xtek Bay Pty Limited--cash.................     --                    2
     Windytide Pty Limited--cash................     --                    2
                                                    ---                  ---
     Fair value of net identifiable assets......      2                   12
     Goodwill on acquisition....................    ---                  ---
     Total consideration........................      2                   12
                                                    ===                  ===


     (d) Non-cash financing and investing activities.

     During the year the economic entity acquired plant and equipment with an aggregate fair value of $A354,822 (1994: $A44,506) by means of finance leases. These transactions are not reflected in the Statement of Cash Flows.

NOTE 16.   SUBSIDIARIES:

     The following were subsidiaries at 31 December 1995, and have been included
in  the  consolidated   financial   statements.   The  financial  years  of  all
subsidiaries are the same as that of the parent entity.

                                                                                                Contribution to
                           Place of                              Book Value of                   Consolidated
        Name of         Incorporation/   Date of      Type of   Parent Entity's    % of         Result for the
   Controlled Entity     Formation(a)  Acquisition     Shares     Investment    Shares Held          Year
   -----------------    -------------  -----------    -------   --------------- ------------    --------------
                                                                  1994   1995     1994  1995     1994    1995
                                                                  ----   ----     ----  ----     ----    ----
                                                                   $A     $A       %     %

Vermint Grove Pty         Australia    26/4/95        Ordinary     --       2      100   --       --      --
   Limited

Kidilla Pty Limited       Australia    26/4/95        Ordinary     --       2      100   --       --      --

Dovevale Pty Limited      Australia    26/4/95        Ordinary     --       2      100   --       --      --

Carryton Pty Limited      Australia    26/4/95        Ordinary     --       2      100   --       --      --

Xtek Bay Pty Limited      Australia    26/4/95        Ordinary     --       2      100   --       --      --

Selectra Pty Limited      Australia    29/7/94        Ordinary      2       2      100  100       --      --

Windytide Pty Limited     Australia    26/4/95        Ordinary     --       2      100   --       --      --
                                                                 ----    ----                    ---     ---
                                                                    2      14                     --      --
                                                                 ====    ====                    ===     ===


(a)  All entities operate solely in their place of incorporation/formation.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 17.   ASSOCIATED COMPANIES:

     Details of material interests in associated companies are as follows:

    Name of Associated         Principal Activity of        Ownership        Balance             Dividends
          Company                Associated Company         Interest          Date               Received
    ------------------         ---------------------      -------------    -----------        --------------
                                                          1994     1995                       1994      1995
                                                          ----     ----                       ----      ----
Communication &             Delivery of subscription
  Entertainment               television services to
  Australia Pty Limited       regional Australia           50%     50%     31 December          --        --

Chippawa Pty Limited        Delivery of subscription
                              television services to
                              regional Australia           50%     50%       30 June            --        --
                                                                                               ---       ---
                                                                                                --        --
                                                                                               ===       ===


                                                                                           Economic Entity
                                                                                         -------------------
                                                                                         1994           1995
                                                                                         ----           ----
                                                                                          $A             $A


     Aggregate carrying amount of investments in associated companies........               2              2
                                                                                        -----           ----
     Aggregate amount of investment in associated companies, as determined
under the equity method of accounting........................................               2              2
                                                                                        =====           ====

NOTE 18.   RELATED PARTY DISCLOSURES:

   A. OTHER DIRECTOR TRANSACTIONS

     Crase Partners, a director-related firm of J. K. Crase, a director, provided general accounting services to the company during the period. These services were provided at an arms length basis.

   B. TRANSACTIONS WITH RELATED PARTIES IN THE WHOLLY OWNED GROUP

     The parent entity entered into the following transactions during the year with related parties in the wholly owned group:

 * loans were advanced to subsidiaries to fund the acquisition of MDS licenses and total $A0 and $A3,863,022. STV also has amounts payable to United International Holdings, Inc. of $A79,816 and $A863,341 at December 31, 1994 and 1995, respectively.

     These transactions were undertaken on commercial terms and conditions.


   C. TRANSACTIONS WITH ASSOCIATED COMPANIES

     The parent entity entered into certain transactions with associated companies, being loans advanced and received on an arms length basis. STV has receivables from associated companies totaling $A0 and $A1,322,587 at December 31, 1994 and 1995, respectively. STV has amounts payable to CTV of $A623,074 and $A3,627,044 as of the same dates.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 19.   US GAAP INFORMATION

     The accounting policies followed in preparation for the consolidated financial statements differ in one respect to those generally accepted in the United States of America (US GAAP). For US GAAP purposes, the convertible debentures would be classified as a non-current liability and not equity.

     The calculation of shareholders' equity in accordance with US GAAP is as follows:

                                                                                   December 31,
                                                                           ------------------------------
                                                                             1994                1995
                                                                             ----                ----
                                                                              $A                  $A
     Shareholders' equity as per balance sheet..............                9,877,545           6,524,300
     Adjustments to reported equity:
          Convertible debentures............................               (8,439,747)         (8,439,747)
                                                                           ----------          ----------
     Shareholders' equity in accordance with US GAAP........                1,437,798          (1,915,447)
                                                                           ==========          ==========

                            XYZ ENTERTAINMENT PTY LTD

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

     We have audited the accompanying consolidated balance sheets of XYZ Entertainment Pty Limited as of December 31, 1994 and 1995 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the period from October 17, 1994 (date of inception) to December 31, 1994 and the financial year ended December 31, 1995, which are expressed in Australian dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Limited as of December 31, 1994 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in Australia.

     Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected amounts reported as shareholders' deficiency and net loss as at and for the period from October 17, 1994 (date of inception) to December 31, 1994 and the year ended December 31, 1995 to the extent summarized in Note 12 to the financial statements.


Deloitte Touche Tohmatsu
Chartered Accountants

Sydney, Australia
March 15, 1996

                            XYZ ENTERTAINMENT PTY LTD
                      CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                                         1994              1995
                                                            Note          $A                $A

Revenue
     Channel supply.................................                       Nil          1,117,091
     Other..........................................                       Nil            592,149
     Interest.......................................                     2,829            196,291
                                                                       -------         ----------
                                                                         2,829          1,905,531
                                                                       -------         ----------
Operating expenses
     Cost of services...............................                       Nil         24,677,575
     Selling, general and administrative............                   236,703         12,475,597
     Depreciation and amortization..................          2            Nil          3,594,737
                                                                       -------         ----------

Cost of operations..................................                   236,703         40,747,909
                                                                       -------         ----------

Net loss before income taxes........................                   233,874         38,842,378
                                                                       -------         ----------

Income taxes........................................          3            Nil                Nil
                                                                       -------         ----------

Net loss............................................          2        233,874         38,842,378
                                                                       -------         ----------

Net loss per share..................................                   116,937         19,421,189
                                                                       =======         ==========

Weighted average number of ordinary shares out-
   standing during the period.......................                         2                  2
                                                                       =======         ==========




         The accompanying notes form part of these financial statements.

                                        XYZ ENTERTAINMENT PTY LTD
                                        CONSOLIDATED BALANCE SHEET
                                     AS OF DECEMBER 31, 1994 AND 1995

                                                                         1994             1995
                                                            Note          $A               $A

ASSETS
Current assets
     Cash and cash equivalents..........................               670,754          3,105,803
     Receivables........................................                33,000          1,006,241
     Amounts due from stockholder.......................                   Nil             21,219
     Program material rights (net of accumulated
        amortization of $Anil and $A1,430,000)..........                   Nil          2,298,935
                                                                       -------         ----------
           Total current assets.........................               703,754          6,432,198
                                                                       -------         ----------
Non-current assets
     Property, plant and equipment......................      4         57,448          3,361,070
     Investment in associated company...................      6            Nil            245,518
     Amounts due from related party.....................      8            Nil          1,326,578
     Program material rights (net of accumulated
        amortization of $Anil and $A180,000)............                   Nil            217,916
                                                                       -------         ----------
           Total non-current assets.....................                57,448          5,151,082
                                                                       -------         ----------
               Total assets.............................               761,202         11,583,280
                                                                       =======         ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Creditors, trade...................................                   Nil         20,792,868
     Other creditors and accruals.......................                   Nil             75,656
     Amounts due to related party.......................                   Nil                Nil
                                                                       -------         ----------
          Total current liabilities.....................                   Nil         20,868,524
                                                                       -------         ----------
Non-current liabilities
     Creditors, trade...................................                   Nil            743,086
     Amounts due to stockholders........................      8        995,074         29,047,920
                                                                       -------         ----------
          Total non-current liabilities.................               995,074         29,791,006
                                                                       -------         ----------
               Total liabilities........................               995,074         50,659,530
                                                                       -------         ----------
Commitments and Contingencies (See Notes)
Stockholders' deficiency
     Redeemable preferences shares, par value $A1.00 per
         share: Authorized 100,000 shares, none issued
           and outstanding  ............................                   Nil                Nil

     Ordinary shares, par value $A1.00 per share:
        Authorized 900,000 shares, 2 issued and               9              2                  2
           outstanding  ................................                   Nil                Nil
     Accumulated deficit................................              (233,874)       (39,076,252)
                                                                     ---------        -----------
               Total stockholders' deficiency...........              (233,872)       (39,076,250)
                                                                      --------        -----------
               Total liabilities and stockholders'
                  deficiency............................               761,202         11,583,280
                                                                      ========        ===========

         The accompanying notes form part of these financial statements.

                            XYZ ENTERTAINMENT PTY LTD
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                     Ordinary         Accumulated           Total
                                                        $A                $A                 $A
Balance at October 17, 1994....................                                             Nil
Issue of ordinary shares.......................          2                                    2
Net loss.......................................                         (233,874)      (233,874)
                                                                     -----------    -----------

Balance at December 31, 1994...................          2              (233,874)      (233,872)
                                                       ---           -----------    -----------
Net loss.......................................                      (38,842,378)   (38,842,378)
                                                                     -----------    -----------

Balance at December 31, 1995...................          2           (39,076,252)   (39,076,250)
                                                       ===           ===========    ===========









         The accompanying notes form part of these financial statements.

                            XYZ ENTERTAINMENT PTY LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                                 1994                1995
                                                                  $A                  $A

Cash flows from operating activities
     Cash receipts in the course of operations.............          Nil              370,348
     Cash payments in the course of operations.............     (269,703)         (17,351,047)
     Interest received.....................................        2,829              196,291
                                                                --------          -----------
     Net cash used in operating activities.................     (266,874)         (16,784,408)
                                                                --------          -----------
Cash flows from investing activities
     Payments for property, plant and equipment............      (57,448)          (4,999,012)
     Proceeds from sale of program material rights.........          Nil            2,304,795
     Payment for investment................................          Nil                   (1)
     Payments for program material rights..................          Nil           (7,164,583)
                                                                 -------          -----------
     Net cash used in investing activities.................      (57,448)          (9,858,801)
                                                                 -------          -----------
Cash flows from financing activities
     Proceeds from issues of shares........................            2                  Nil
     Proceeds from stockholder loans.......................      995,074           29,078,258
                                                                 -------          -----------
     Net cash provided by financing activities.............      995,076           29,078,258
                                                                 -------          -----------
Net increase in cash and cash equivalents held.............      670,754            2,435,049
Cash and cash equivalents at the beginning of the
   period .................................................          Nil              670,754
                                                                 -------          -----------
Cash and cash equivalents at the end of the period.........      670,754            3,105,803
                                                                 =======          ===========
Reconciliation of Net Loss to Net Cash Used in
   Operating Activities
     Net loss .............................................     (233,874)         (38,842,378)
     Add non-cash items:
          Amounts set aside to provisions..................          Nil            1,771,817
          Depreciation and amortization....................          Nil            3,594,737
          Gain on disposal of program material rights......          Nil             (189,213)
          Loss on disposal of program material rights......          Nil            1,511,315
          Gain on disposal of fixed assets.................          Nil             (168,358)
          Loss on disposal of fixed assets.................          Nil                9,690
                                                                --------          -----------
     Net cash used in operating activities before change
        in assets and liabilities..........................    (233,874)          (32,312,390)
     Change in assets and liabilities:
          Increase in trade receivables....................     (33,000)             (994,460)
          (Increase) decrease in other receivables.........         Nil            (1,518,255)
          Increase in creditors............................         Nil            18,040,697
                                                               --------           -----------
               Net cash used in operating activities.......    (266,874)          (16,784,408)
                                                               ========           ===========

         The accompanying notes form part of these financial statements.

                            XYZ ENTERTAINMENT PTY LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

NOTE 1--STATEMENT OF ACCOUNTING POLICIES

     The significant policies which have been adopted in the preparation of these consolidated financial statements are:

   (a) BASIS OF PREPARATION

     This statement of significant accounting policies is given to assist in the understanding of the consolidated financial statements. For the purposes of these consolidated financial statements, XYZ Entertainment Pty Ltd (the "Company") and its controlled entities (subsidiaries) (collectively, "XYZ") are defined under Australian law as the Economic Entity. This term is used throughout these Notes to the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Australia (Australian GAAP), include disclosures required by the United States Securities and Exchange Commission and are presented in Australian dollars ($A). The accounting principles differ in certain respects from accounting principles generally accepted in the United States (US GAAP). The significant differences and the approximate related effect on the consolidated financial statements are set out in Note 12. Although the company is financially dependent on related bodies corporate for its ongoing viability, the financial statements have been prepared on a going concern basis, after considering undertakings by related bodies corporate to provide ongoing financial support. The financial statements have been prepared on the basis of historical costs and do not take into account changing money values. Consistent accounting policies have been employed in the preparation and presentation of the consolidated financial statements.

     The company was incorporated on October 17, 1994 and commenced trading from that date. Through its controlled entities, the company provides programming for four of eight channels of the multi-channel base programming package (the "Galaxy Package") offered and distributed by the Satellite A and B license holders in Australia. The Galaxy Package is distributed via satellite, microwave Multipoint distribution system and other transmission technologies by the Satellite B license holder through distribution facilities in the six largest capital cities in Australia and regional Western Australia, and by franchisees to substantially all of the population in Australia.

     The Company's programming for the four channels was first aired on April 23, 1995 by the Satellite A and B license holders. Regional distribution commenced in New South Wales in August 1995 and in other states in October 1995.

     Programming provided by the Company as at the date of this report includes Red, a music video channel; ARENA, a general entertainment channel; NICKELODEON, a children's/family/classic channel; and DISCOVERY, a documentary channel.

   (b) PRINCIPLES OF CONSOLIDATION

     The accounts have been prepared by consolidating the financial statements of all the entities that comprise the Economic Entity, being the Company (the chief entity) and its controlled entities. A list of controlled entities appears in Note 7.

     The purchase method of accounting has been used to account for subsidiaries acquired during the period. The Company undertakes a valuation of the net assets acquired in purchase transactions in accordance with generally accepted accounting  principles.  Accordingly, the  Company  has  stated  the net assets

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


acquired from purchased companies at their estimated fair values at the date of acquisition. The consolidated accounts include the information and results of each controlled entity from the date on which the Company obtains control and until such time as the Company ceases to control such entity.

     In preparing the consolidated accounts, the intercompany balances and transactions, and any unrealized profits arising within the Economic Entity have been eliminated in full.

   (c) REVENUE AND REVENUE RECOGNITION

     Sales revenue comprises license fees earned from a related entity for development and production of channels of programming for subscription television broadcasting services. Revenue is recognized at the time subscription services are provided to customers.

   (d) RECOVERABLE AMOUNT OF NON-CURRENT ASSETS

     The carrying amounts of all non-current assets are reviewed to determine whether they are in excess of their recoverable amount as of the balance sheet date. If the carrying amount of a non-current asset exceeds the recoverable amount, the asset is written down to the lower amount. In assessing recoverable amounts, the relevant net cash inflows arising from the continued use and subsequent disposal of non-current assets have not been discounted to their present value unless otherwise indicated.

   (e) FOREIGN CURRENCY TRANSACTIONS

     Foreign currency transactions are translated to Australian currency at the rates of exchange existing at the dates of the transactions. Amounts receivable and payable in foreign currencies at the balance sheet date are translated at the rates of exchange existing on that date.

     Exchange differences relating to amounts payable and receivable in foreign currencies are recorded in the profit and loss account as exchange gains or losses in the financial year in which the exchange rates change.

   (f) TAXATION

     XYZ adopts the liability method of tax effect accounting. The tax effect of temporary differences which arise from items recorded in different periods for income tax and accounting purposes, are carried forward on the balance sheet as deferred tax assets and deferred tax liabilities, as applicable. Deferred tax assets arising from temporary differences are not recorded unless realization of the asset is assured beyond a reasonable doubt. Deferred tax assets which include tax losses are only recorded when their realization is virtually certain.

     The recovery of deferred tax assets (both recognized and unrecognized) is contingent upon sufficient taxable income being earned in future periods, continuation of the relevant tax laws and each relevant company continuing to comply with the appropriate legislation.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


   (g) PLANT AND EQUIPMENT

     ACQUISITION

     Items  of  plant  and  equipment  are  recorded  at  historical   cost  and
depreciated as outlined below.

     DEPRECIATION

     Items of plant and equipment are depreciated over their estimated useful lives on a straight-line basis. The estimated useful lives of such items range from four to ten years. Items of plant and equipment are depreciated from the date the asset commences earning revenue.

     Leases

     Payments made under operating leases are charged against profits in equal installments over the accounting periods covered by the lease term, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased property.

   (h) SUPERANNUATION

     XYZ contributes to one defined contribution fund for all employee groups. Contributions of $A135,675 were made to the fund during the year as a percentage of salaries based on statutory requirements.

   (I) Program Material Rights

     Program material rights are recognized as an asset and stated at the lower of unamortized cost and net realizable value. The rights represent the ability to use television programs over a specified period of time, as set out in the license agreements. Program material rights acquired under license agreements are recognized when the license period begins and all of the following conditions are met:

          (i) The cost of each license fee for each program is known or is reasonably determinable;

          (ii) The program material has been accepted by the licensee in accordance with the terms of the license agreement; and,

          (iii) The licensor can deliver the program material rights, and the licensee can exercise the rights.

     Amortization of the cost of program material rights is charged to the statement of operations based on the regular assessment of the benefit of individual license agreements, over the term of the agreement. If the benefits are reasonably determinable through the number of times a particular program is aired, then costs are charged to the statement of operations accordingly. An accelerated method of amortization is used when the first broadcast of a program is estimated to be more valuable than its reruns. Costs are allocated on a straight-line basis over the period of the agreement if each broadcast is expected to produce approximately the same amount of revenue.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


     Program material rights are classified as current assets if they are expected to be used within one year.

   (j) STATEMENT OF CASH FLOWs

     For the purposes of the statement of cash flows, cash and cash equivalents includes bank overdrafts and all highly liquid investments which are readily convertible to cash at the Company's option.

   (k) LOSS PER SHARE

     Loss per share is calculated by dividing net loss by the weighted average number of issued ordinary shares outstanding during the period.

   (l) PROVISIONS

     Employee Entitlements

     Provision is made for benefits accruing to employees in respect of wages and salaries, annual leave, long service leave, and sick leave when it is probable that settlement will be required and are capable of being measured reliably.

     Provisions made in respect of wages and salaries, annual leave, sick leave, and other employee entitlements expected to be settled within twelve months, are measured at their nominal values.

     Provisions made in respect of other employee entitlements which are not expected to be settled within twelve months are measured as the present value of the estimated future cash outflows to be made by the economic entity in respect of services provided by employees up to the reporting date.

   (m) DATE OF INCORPORATION

     The  company  was   incorporated   on  October  17,  1994  and  accordingly
comparative figures cover the period from inception.

   (n) INVESTMENTS

     ASSOCIATED COMPANIES

     The Company equity accounts for its investments in associated companies in equity supplementary financial statements. Investments in which the Company has a material interest and over which it exercises significant influence, but does not control, are considered to be associated companies. The ability to exercise significant influence over the strategic operating, investing and financing policies of a company may be indicated by, for example, representation on the board of directors, participation in policy-making processes, material intercompany transactions, interchange of management personnel or provision of technical information.

     Investments in associated companies are carried at the lower of cost and recoverable amount. Dividends are recorded in the profit and loss account after they have been declared by the associated company in a general meeting.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

     During the year, the Company entered into an agreement with Nickelodeon Australia, Inc to produce NICKELODEON AUSTRALIA, a children's channel. The
Company jointly controls Nickelodeon Australia Management Pty Limited with Nickelodeon Australia, Inc, and as such has the capacity to significantly influence decision-making in these companies. The term of the joint venture is 15 years.

     Selected disclosures under the equity method of accounting relating to the entity in which the Company is able to exercise significant influence are provided in Note 6.

     None of the shares in associated companies are listed on the Australian Stock Exchange.


NOTE 2--EXPENDITURES

                                                               1994               1995
                                                                $A                 $A
Expenses included in the net loss were:
Depreciation and amortization:
    --plant and equipment.........................              Nil              828,647
    --program material rights.....................              Nil            2,766,090
                                                                ---            ---------
          Total depreciation and amortization.....              Nil            3,594,737
                                                                ===            =========
Amounts set Aside to Provision:
    --employee entitlements--annual leave.........              Nil               75,656
    --provision for doubtful debts................              Nil            1,696,160
                                                                ---            ---------
                                                                Nil            1,771,816
                                                                ===            =========
Exchange (gain) loss, net, on foreign currency
  transactions:
     Exchange gain on foreign currency
        transactions..............................              Nil             (368,670)
                                                                ---             --------
     Exchange (gain) loss, net....................              Nil             (368,670)
                                                                ===             ========


NOTE 3--INCOME TAXES

     At December 31, 1995 XYZ had accumulated tax losses carried forward of approximately $A7,997,055 (1994: $A71,840). The losses may be carried forward indefinitely under Australian income tax legislation.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


     The tax effects of temporary differences, at the Australian statutory rate of 36%, which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1995 are as follows:

                                                 1994                 1995
                                                  $A                   $A
Deferred tax assets
     Tax loss carryforward.............         77,978            9,816,188
     Accrued expenses and other........            Nil              266,479
                                                ------           ----------
                                                77,978           10,082,667
Deferred tax liabilities
     Depreciation and amortization.....            Nil            1,897,111
                                                ------           ----------
     Net deferred tax assets...........         77,978            8,185,556
     Less valuation allowance..........         77,978            8,185,556
                                                ------           ----------
                                                   Nil                  Nil
                                                ======           ==========

     Tax losses of $A1,897,111 (1994: $Anil) have been brought to account and fully applied against deferred tax liabilities.

     XYZ has provided a valuation allowance for the total amount of net deferred tax assets since realization of these assets is not assured, principally due to the Economic Entity being in the start-up phase of operations. For US GAAP purposes as described in Note 12, a valuation allowance for the total amount of the net deferred tax assets has also been provided.


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

                                                   1994              1995
                                                    $A                $A

Plant and equipment--at cost..................    57,448           4,026,837
Less: accumulated depreciation...............        Nil            (665,767)
                                                  ------           ---------
     Total property, plant and equipment.....     57,448           3,361,070
                                                  ======           =========

     There have been no current valuations included in the above amounts.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995



NOTE 5--COMMITMENTS AND CONTINGENCIES

                                                            1994       1995
                                                             $A         $A
Contracts for Expenditure for Program Material Rights
    --Not later than one year..............................  Nil     174,082
    --Later than one year but not later than two years.....  Nil         Nil
    --Later than two years but not later than three years..  Nil         Nil
    --Later than three years but not later than four years.  Nil         Nil
    --Later than four years but not later than five years..  Nil         Nil
    --Later than five years................................  Nil         Nil
                                                             ---     -------
                                                             Nil     174,082
                                                             ===     =======
Commitments Under Non-cancelable Operating Leases
    --Not later than one year..............................  Nil      11,794
    --Later than one year but not later than two years.....  Nil      12,362
    --Later than two years but not later than three years..  Nil      10,976
    --Later than three years but not later than four years.  Nil         568
    --Later than four years but not later than five years..  Nil         Nil
    --Later than five years................................  Nil         Nil
                                                             ---      ------
                                                             Nil      35,700
                                                             ===      ======

   CONTINGENCIES

     The Company and its controlled entities are party to matters involving certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial position or results of operation.

   REGULATION

     Management asserts that no communication of any kind has been received from the Australian Broadcasting Authority ("ABA"), the Australian Competition and Consumer Commission of Australia ("ACCC"), or the Foreign Investment Review Board of Australia ("FIRB"), or any other agency indicating that the Company and/or its controlled entities is or may be in violation of any law or regulation of the Commonwealth of Australia or any subdivision or agency thereof.


NOTE 6--INFORMATION ABOUT INVESTMENTS IN ASSOCIATED COMPANIES

                                                                                                             Equity-
                                                                    Ownership           Carrying             Accounted
        Name of Company              Principal Activity             Interest            Amount               Amount
                                                                    --------            --------             ----------
                                                                 1994       1995     1994     1995         1994   1995
                                                                    Percent           $A       $A           $A     $A

Nickelodeon Australia          Production and Development
   Management Pty Limited      of the Nickelodeon Channel        N/A         50       Nil   245,518         Nil  245,518

     The balance date of the associate is June 30.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

     The carrying amount of the investment in the associated company is as follows:
                                                                         $A
Carrying amount of investment in shares in associate company.......           1
Amounts due from associated company at the balance date ...........   1,941,677
Provision for non-recoverability...................................  (1,696,160)
                                                                     ----------
                                                                        245,518
                                                                     ==========

     The carrying amount of the investment equates to the equity-accounted amount at December 31, 1995 as follows:

                                                                        $A
Carrying amount of investment in shares in
   associated company...........................................              1
XYZ's maximum obligation to contribute to the
   operating losses of the associated company. .................     (1,696,160)
                                                                     ----------
                                                                     (1,696,159)
Amounts due from associated company at the balance date.........      1,941,677
                                                                     ----------
                                                                        245,518
                                                                     ==========


NOTE 7--PARTICULARS IN RELATION TO CONTROLLED ENTITIES

                                                               Book Value of           Contribution to
                                                                Investment            Consolidated Loss
                                                             -----------------       --------------------
                                         Class    Interest
                                           of       Held       1994         1995       1994           1995
                                         Share    Percent       $A           $A         $A             $A

Chief Entity
     XYZ Entertainment Pty
        Limited.....................                                                  233,874    38,842,378
Corporate Bodies Corporate
     XYZ Programming Pty
        Limited.....................      Ord       100         Nil            2          Nil           Nil
     Arena Television Pty Limited...
                                          Ord       100         Nil            2          Nil           Nil
     Quest Television Pty Limited...
                                          Ord       100         Nil            2          Nil           Nil
     Max Television Pty Limited.....
                                          Ord       100         Nil            2          Nil           Nil
     Red Television Pty
        Limited.....................      Ord       100         Nil            2          Nil           Nil
                                                                                      -------    ----------
     Consolidated net loss..........                                                  233,874    38,842,378
                                                                                      =======    ==========


     Each of the controlled entities are incorporated in, and carry on business in, Australia.


NOTE 8--RELATED PARTY DISCLOSURES

   Ownership Interests in Related Parties

Information in relation to ownership interests in controlled entities is provided in Note 7.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


   REMUNERATION OF DIRECTORS

The directors of the Company during the period were:

     D F Hagans (appointed  12/12/94)
     A Tow (appointed 11/5/95)
     R J Freudenstein(appointed 6/9/95)
     R J Birrel(appointed 17/10/94, resigned 11/5/95)
     M W Booth (appointed 17/10/94, resigned 12/12/94, reappointed 6/9/95) D Garry (appointed 17/10/94, resigned 17/10/94)
     L  M  Head (appointed 17/10/94, resigned 17/10/94)

                                                                                              1994      1995
                                                                                               $A        $A
Total income received,  or due and receivable,  by directors of the Company from the Company and any related  body  corporate,  and by all  directors  of each entity in the Economic Entity from  corporations of which they are directors,
   or related bodies corporate or an entity controlled by the chief entity.................    52,500   363,786
                                                                                               ======   =======
The number of directors of the Company whose total income falls within the following
   bands:                                                                                          No        No
   $ANil -- $A9,999........................................................................         4         7
                                                                                               ======   =======


   LOANS TO DIRECTORS

     There were no loans in existence at balance date (or at December 31, 1994) made, guaranteed or secured by the Company to directors of a corporation in the Economic Entity or a related body corporate, their spouses, relatives or relatives of spouses.

   LOANS FROM DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR        1995
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED          $A

                         Non-interest bearing,   Century United
Loans advanced           no set terms over       Programming Ventures    D Hagans and         14,523,960
   from stockholder....  payment                 Pty Limited             A Tow

Loans advanced           Non-interest bearing,   Foxtel Management Pty   R Freudenstein
 from stockholder......  set terms of            Limited                 and M Booth          14,523,960
                         repayment                                                            ----------
                                                                                              29,047,920
                                                                                              ==========


   Loans from director related entities at December 31, 1994 amounted to $995,074. Of this amount, $820,074 had been advanced by UIH Australia Programming Inc. and $175,000 by Century Programming Ventures Corp., both being joint and equal stockholders in the Company at that date.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


   LOANS TO DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR      1995
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED        $A


                        Non-interest bearing,  Century United
Loans advanced to       no set terms of        Programming Ventures     D Hagans and
   stockholder......... repayment              Pty Limited              A Tow               881,633
                                                                                            =======

   There were no loans to Director Related Entities at December 31, 1994.

     OTHER TRANSACTIONS WITH DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR      1995
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED        $A

Establishment and
   restructuring      Normal commerical      UIH Australia
   fees paid......... terms and conditions   Programming Inc.         D Hagans              250,000

Establishment and
   restructuring      Normal commerical      Century Programming
   fees paid......... terms and conditions   Ventures Corp.           A Tow                 250,000

Establishment,
   operating and                             Century United
   management         Normal commercial      Programming Ventures     D Hagans and
   fees.............. terms and conditions   Pty Limited              A Tow                 860,444

Channel supply                               Continental Century
   license fee        Normal commercial      Pay Television Pty
   revenue........... terms and conditions   Limited                  A Tow                 943,358

Channel supply
   license fee        Normal commercial      Foxtel Management        R Freuderstein
   revenue........... terms and conditions   Pty Limited              and M Booth           330,753
                                             Continental Century


     There were no other transactions with Director Related Parties at December 31, 1994.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995



   LOANS TO OTHER RELATED ENTITIES

                        TERMS AND CONDITIONS
     TYPE OF                    OF                       NAME OF RELATED            1995
   TRANSACTION          TYPE OF TRANSACTION                  ENTITY                  $A
Loans advanced to        Non-interest bearing,
   associated            no set terms of             Nickelodeon Australia
   company.............. repayment                   Management Pty Limited       1,941,677

                         Non-interest bearing,
Loans advanced to        no set terms of
   related party........ repayment                   Nickelodeon Australia Inc.   1,326,578

     There were no loans to Other Related Entities at December 31, 1994.

   OTHER TRANSACTIONS WITH OTHER RELATED ENTITIES

                        TERMS AND CONDITIONS
     TYPE OF                    OF                     NAME OF RELATED            1995
   TRANSACTION          TYPE OF TRANSACTION                ENTITY                  $A

                                                    Nickelodeon Australia
                        Normal commercial           Management Pty
Subscriptions payable.. terms and conditions        Limited                       113,219

     There were no other transactions with other related entities at December 31, 1994.

   TRANSACTIONS WITHIN THE WHOLLY-OWNED GROUP

     During the financial period, the company provided management services to other entities in the wholly-owned group at no charge. In addition, the company paid license fees and reimbursed certain costs to other entities in the wholly-owned group in the ordinary course of business and on normal terms and conditions.

   CONTROLLING ENTITIES

     The chief (parent) entity in the economic entity is XYZ Entertainment Pty Limited.

     The ultimate holding company in the wholly-owned group is XYZ Entertainment Pty Limited.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


     The chief entity, at the year end, was jointly controlled by Century United Programming Ventures Pty Limited ("CUPV") and Foxtel Management Pty Limited. Both companies are incorporated in Australia.

     CUPV is jointly owned by UIH Australia Programming Inc. ("UIH") and Century Programming Ventures Corp. ("CPVC"). The ultimate parent entity of UIH is United International Holdings, Inc. The ultimate parent entity of CPVC is Century Communications Corporation.

     Foxtel Management Pty Limited is jointly owned by The News Corporation Limited and Telstra Corporation Limited.


NOTE 9--SHARE CAPITAL

                                                                      1994                1995
                                                                       $A                  $A
Authorized Capital
     900,000 ordinary shares of $A1.00 each....................       900,000             900,000
     100,000 redeemable preference shares of $A1.00 each.......       100,000             100,000
                                                                    ---------           ---------
                                                                    1,000,000           1,000,000
                                                                    ---------           ---------
Issued and Paid-Up Capital
     2 ordinary shares of $A1.00 each..........................             2                   2
                                                                    =========           =========


     Upon incorporation the Company issued two fully paid ordinary shares of $1 each.


NOTE 10--FINANCIAL REPORTING BY SEGMENTS

     The Company predominantly operates in Australia and in one industry, being programming for subscription television services.


NOTE 11--NON-HEDGED FOREIGN CURRENCY BALANCES

     The Australian dollar equivalent of foreign currency balances included in the accounts which are not effectively hedged are as follows:

                                               1994                1995
                                                $A                  $A
US Dollars
   Liabilities
        Current............................       Nil           1,719,055
        Non-current........................   995,074             743,085
                                              -------           ---------
             Total.........................   995,074           2,462,140
                                              =======           =========
   Assets
        Current............................       Nil              25,729
                                              =======           =========
Sterling
   Liabilities
        Current............................       Nil              10,949
                                              =======           =========

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


NOTE 12--SUMMARY OF DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN AUSTRALIA AND THE UNITED STATES

     As stated in note 1, the consolidated financial statements of XYZ have been prepared in accordance with accounting principles generally accepted in Australia, which differ in certain significant respects from those generally accepted in the United States. A description of the major differences between Australian GAAP and US GAAP affecting the Company follows:

   (a) STATEMENT OF CASH FLOWS

     Under US GAAP, a Statement of Cash Flows would not provide a subtotal for "net cash used in operating activities before changes in assets and liabilities" as shown in Reconciliation of Net Loss to Net Cash Used in Operating Activities.

   (b) DEFERRED TAXATION

     Australian GAAP adopts the full liability method of tax effect accounting whereby deferred tax assets and liabilities arising from timing differences are recorded in the balance sheet at the rate of tax expected to be applicable at the time those timing differences reverse. A deferred tax asset in relation to available tax losses may be recognized to the extent that there is virtual certainty of its recovery against future taxable income.

     Under US GAAP, deferred taxes are provided on all temporary differences. Temporary differences encompass timing differences and other events that create differences between the tax basis of an asset or liability and its reported amount in the financial statements. A deferred tax asset is recorded in a loss period and is reduced by a valuation allowance to the extent it is more likely than not that the deferred tax asset will not be realized.

     No deferred tax asset has been recognized in these accounts.

   (c) INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES

     The Economic Entity equity accounts for its investments in associated companies in equity supplementary financial statements. Corporations in which the Economic Entity has a material interest and over which the Economic Entity exercises significant influence, but does not control, are considered to be associated companies. The ability to exercise significant influence over the strategic operating, investing and financing policies of a company may be indicated by, for example, representation on the board of directors, participation in policy-making processes, material intercompany transactions, interchange of management personnel or provision of technical information.

     Investments in associated companies are carried at the lower of cost and recoverable amount. Dividends are recorded in the profit and loss account after they have been declared by the associated company in a general meeting.

     Under US GAAP, the equity method of accounting is used for investments in which the Company exerts significant influence. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the associates, limited to the extent of the Company's investment in and advances to the associates, including any debt guarantees or other contractual funding commitments.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

     Investments in and advances to associated companies are as follows:

                                                                        $A
Investment.........................................................         1
Amounts due from associated company (net of provision
   for non-recoverability of $A1,696,160)..........................   245,517
                                                                      -------
                                                                      245,518
                                                                      =======

   (d) RECONCILIATION OF NET LOSS AND STOCKHOLDERS' DEFICIENCY AS REPORTED UNDER AUSTRALIAN GAAP TO US GAAP

   A reconciliation of net loss and stockholders' deficiency as reported under Australian GAAP to US GAAP is not required as there is no difference between the results reported under Australian GAAP and US GAAP at the balance date.

   FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS AND OTHER DISCLOSURES

   The carrying amount of the following instruments approximate fair value because of the short maturity of these instruments--cash at bank, promissory notes, trade and other receivables, and trade creditors and accruals (including amounts owing to related entities).

   NEW ACCOUNTING PRINCIPLES

   The US Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which is required to be adopted by affected companies for fiscal years beginning after December 15, 1995. The Company does not believe that the provisions of SFAS 121 will have a material effect on the Company's reported results.

NOTE 13--REPORTING OF SIX MONTH PERIODS
                                                                 Six Months
                                                   Six Months       Ended
                                                     Ended       December 31,
                                                 June 30, 1995       1995
                                                 -------------   ------------
                                                       $A             $A
Revenue
     Channel Supply.............................     100,747     1,016,344
     Other......................................         Nil       592,149
     Interest...................................      62,587       133,704
                                                  ----------    ----------
                                                     163,334     1,742,197
Operating Expenses
     Cost of services...........................  15,732,400     8,945,175
     Selling, general and administrative .......   7,162,916     5,312,681
     Depreciation and amortization..............   1,366,875     2,227,862
                                                  ----------    ----------
                                                  24,262,191    16,485,718
                                                  ----------    ----------
NET LOSS........................................  24,098,857    14,743,521
                                                  ==========    ==========

                                AUDITORS' REPORT

To the shareholders of
 Saturn Communications Limited (formerly Kiwi Cable Company Limited):

     We have audited the accompanying financial statements of Saturn Communications Limited (formerly Kiwi Cable Company Limited) for the years ended 31 December 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

     We conducted our audits in accordance with New Zealand Auditing Standards, which do not differ substantially from generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Saturn Communications Limited as of 31 December 1994 and 1995, and the results of the Company's operations for the years then ended in accordance with New Zealand Accounting Standards.

     There are certain differences between New Zealand Accounting Standards and those generally accepted in the United States of America. Application of the generally accepted accounting principles in the United States of America would not result in material differences to these financial statements.


Arthur Andersen

Wellington, New Zealand
20 February 1996

                          SATURN COMMUNICATIONS LIMITED
                       STATEMENT OF FINANCIAL PERFORMANCE

                                                       For the years
                                                     Ended 31 December
                                                     -----------------
                                    Note           1994             1995
                                                   NZ$               NZ$

Programming Revenue..............                   70,389            169,223
Other Revenue....................                       --             57,835
                                                ----------        -----------
Total Revenue....................                   70,389            227,058
Expenses
Programming Expenses.............                  203,901            448,243
Selling, general & administration                  684,811          1,306,969
Management fee expense to                          309,426             17,209
   related party.................
Other operating expenses.........                  845,791          2,506,326
                                                ----------        -----------
Deficit before taxation for the       2        (1,973,540)         (4,051,689)
   year..........................
Income tax expense...............    11                --                  --
                                               -----------         ----------
Net deficit for the year.........              (1,973,540)         (4,051,689)
                                               ===========         ==========






   The accompanying notes form an integral part of these financial statements.

                          SATURN COMMUNICATIONS LIMITED
                        STATEMENT OF MOVEMENTS IN EQUITY
                  FOR THE YEARS ENDED 31 DECEMBER 1994 and 1995

                                                                        NZ$
                                                                    ----------
Balance, at December 31, 1993...................................... (2,314,485)
Contributions from owners..........................................  7,155,259
Net deficit........................................................ (1,973,540)
                                                                    -----------
Balance, at December 31, 1994......................................  2,867,234
Net deficit........................................................ (4,051,689)
                                                                    -----------
Balance, at December 31, 1995...................................... (1,184,455)
                                                                    ===========




   The accompanying notes form an integral part of these financial statements.

                          SATURN COMMUNICATIONS LIMITED
                         STATEMENT OF FINANCIAL POSITION



                                                       As at 31 December
                                                     ---------------------
                                              Note     1994         1995
                                                       NZ$          NZ$
Owner's Equity
Share capital [Shares issued: 347,368
   (1994: 347,368)]......................       3     347,368      347,368
Reserves.................................       3   6,981,575    6,981,575
Retained earnings........................          (4,461,709)  (8,513,398)
                                                   -----------  -----------
                                                    2,867,234   (1,184,455)
Non-Current Liabilities
Related party loan.......................       8         --     3,076,199

Current Liabilities
Accounts Payable & Accruals
     Trade creditors.....................             103,584      135,894
     Other...............................             110,868      122,207
                                                  -----------   ----------
                                                      214,452      258,101
Employee Entitlements....................              24,554       62,747
Converter Deposits.......................              24,356          --
Current-portion finance lease liability..       9      23,701       14,270
Related party payables...................       8          --      879,336
                                                  -----------   ----------
                                                      287,063    1,214,454
                                                  -----------   ----------
Total Liabilities And Equity.............           3,154,297    3,106,198
                                                  ===========   ==========






   The accompanying notes form an integral part of these financial statements.

                          SATURN COMMUNICATIONS LIMITED
                  STATEMENT OF FINANCIAL POSITION--(Continued)


                                                   As at 31 December
                                                 --------------------
                                         Note     1994          1995
                                                  NZ$           NZ$
Non-Current Assets
Property, plant and equipment
   Cost .............................          3,297,551     4,150,307
   Accumulated depreciation..........         (1,300,597)   (1,887,172)
                                              -----------   -----------
                                           4   1,996,954     2,263,135
Investments--Unlisted Shares..........                --         5,000
                                              ----------    -----------
                                               1,996,954     2,268,135
Current Assets
Cash    .                                        733,407       379,547
Accounts receivables
     Customers.......................                --         21,746
     Employees.......................             34,472        32,545
     Others..........................             17,143        33,463
     Provision for doubtful debts....                 --       (10,000)
                                              ----------   ----------
                                                  51,615        77,754
Inventories..........................            170,709       160,074
Prepayments..........................                 --        29,351
Related party receivables............      8     201,612       191,337
                                              ----------   -----------
                                               1,157,343       838,063
                                              ----------   -----------
Total Assets.........................          3,154,297     3,106,198
                                              ==========   ===========




   The accompanying notes form an integral part of these financial statements

                          SATURN COMMUNICATIONS LIMITED
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED 31 DECEMBER 1995



                                                                   For the years ended
                                                                      31 December
                                                                   -------------------
                                                           Note      1994         1995
                                                                     NZ$          NZ$

CASH FLOWS FROM OPERATING ACTIVITIES
Cash was provided from:
     Customers.........................................              22,031      171,749
Cash was disbursed to:
     Payments to suppliers and employees...............          (1,496,891)  (3,624,231)
                                                                 -----------  -----------
Net cash flows from operating activities...............     10   (1,474,860)  (3,452,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash was provided from:
     Proceeds from sale of fixed assets................             142,306       69,829
Cash was applied to:
     Purchase of fixed assets..........................            (726,123)    (932,018)
     Purchase of investments...........................                  --       (5,000)
                                                                 ----------   -----------
Net cash flows from investing activities...............            (583,817)    (867,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash was provided from:
     Share issue.......................................      3    7,155,259          --
     Related party loans...............................                  --    3,965,811
Cash was applied to:
     Related party loan repayment......................          (4,402,250)          --
                                                                 -----------  ----------
Net cash flow from financing activities................           2,753,009    3,965,811
Net increase/(decrease) in cash held...................             694,332     (353,860)
Add opening cash brought forward.......................              39,075      733,407
                                                                 ----------   ----------
Ending cash carried forward............................             733,407      379,547
                                                                 ==========   ==========






   The accompanying notes form an integral part of these financial statements.

                          SATURN COMMUNICATIONS LIMITED
              NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED 31 DECEMBER 1995

1.   STATEMENT OF ACCOUNTING POLICIES

   a) The reporting entity changed its name subsequent to year end from Kiwi Cable Company Limited to Saturn Communications Limited. These financial statements have been prepared under the requirements of the Companies Act 1955 and the Financial Reporting Act 1993.

     The measurement base adopted is that of historical cost and the New Zealand dollar ("NZ$") as the reporting currency.


   b) CURRENCY

     These financial statements have been prepared in New Zealand dollars.


   c) FIXED ASSETS

     All fixed assets are recorded at cost. Additions, retirements and major improvements are capitalized and costs for normal repair and maintenance are charged to expense as incurred.


   d) DEPRECIATION

     Depreciation is provided on a straight line basis on all tangible fixed assets at rates calculated to allocate the assets' cost, less estimated residual value, over their estimated useful lives.

     Major depreciation rates are:

            Plant and equipment.........      10-20%
            Leasehold improvements......         20%
            Office equipment............         20%
            Motor vehicles..............         20%

     e) INCOME TAX

     The income tax expense charged to the statement of financial performance includes both the current year liability and the income tax effects of timing differences after allowing for non-assessable income and non-deductible expenses.

     Deferred taxation is calculated using the liability method on a comprehensive basis. Debit balances in the deferred tax account arising from net accumulated timing differences and future income tax benefits arising from income tax losses carried forward are only recognised if realisation is more likely than not.

     f) INVENTORIES

     Inventories are valued at lower of actual cost or net realisable value.

                          SATURN COMMUNICATIONS LIMITED
              NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED 31 DECEMBER 1995

     g) LEASES

     Finance leases, which effectively transfer to the entity substantially all of the risks and benefits incident to ownership of the leased item, are capitalised at the lower of the fair value of the leased property, and the present value of the minimum lease payments. The leased assets and corresponding liabilities are disclosed and the leased assets are amortised over the period the entity is expected to benefit from their use.

     Operating lease payments, where the lessors effectively retain substantially all the risks and benefits of ownership of the leased items, are included in the determination of the operating surplus in equal instalments over the lease term.


   h) EXPENDITURE CARRIED FORWARD

     Significant items of expenditure having a benefit or relationship to more than one period are written off over the period to which they relate.


   i) REVENUE RECOGNITION

     Monthly service are recognised as revenue in the period the related services are provided to the subscribers. Installation fees are recognised as revenue to the extent of direct selling costs.


   j) FOREIGN CURRENCIES

     Transactions in foreign currencies are translated at the New Zealand rate of exchange ruling at the date of transaction.

     At balance date foreign monetary assets and liabilities are translated at the closing rate, and exchange variations arising from these translations are included in the statement of financial performance as operating items.


ADDITIONAL UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES DISCLOSURES

   k) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


   l) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months.

                          SATURN COMMUNICATIONS LIMITED
              NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED 31 DECEMBER 1995

   m) NEW ACCOUNTING PRINCIPLES

     The  Financial  Accounting  Standards  Board  (FASB)  issued  Statement  of
Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121") which is required to be adopted by affected companies for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the principles of this statement on January 1, 1996. The provisions of SFAS 121 did not have an effect on the Company's reported results.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 "Accounting for the Stock-Based Compensation" ("SFAS 123") which is required to be adopted by affected companies for fiscal years beginning after December 15, 1995. The Company does not believe that the provisions of SFAS 123 will have a material effect on the Company's reported results.

   n) CHANGES IN ACCOUNTING POLICIEs

     There have been no material changes in accounting policies during the year. All policies have been applied on consistent bases with previous years.


2.   DEFICIT BEFORE TAXATION

     HAS BEEN DETERMINED

                                                                1994     1995
                                                                 NZ$      NZ$
        After charging:
             Audit fees and expenses............               15,080    6,000
             Depreciation.......................              570,904  586,575
             Interest...........................                8,151       82
             Rental and leasing costs...........               71,804   77,489

3.   SHARE CAPITAL

                                                                1994     1995
                                                                NZ$      NZ$
     Issued 347,368 ordinary shares of $1.00 each
       (1994 347,368 shares) fully paid.........              347,368  347,368
                                                              -------  -------
                                                              347,368  347,368
                                                              =======  =======

     On 8 July 1994 United International Holdings, Inc, (UIH), a publicly listed company incorporated in the USA, acquired a 50% interest in the company via the issue of 173,684 shares by the company.

                          SATURN COMMUNICATIONS LIMITED
       NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS--(Continued)
                       FOR THE YEAR ENDED 31 DECEMBER 1995


     The shares were purchased by UIH at a price of $US14.39 ($NZ24.12), giving rise to a share premium reserve at balance date of $US2,389,509 ($NZ4,005,883).

     Also on the 8 July 1994 the balance of the Todd International loan account, being $US 1,775,000 ($NZ2,975,692) after forgiveness of $US50,176 ($NZ84,117)
and repayment of $US900,000 ($NZ1,508,801), converted to equity.


4.   FIXED ASSETS

                                                                                1994
                                                                 -----------------------------------
                                                                            Accumulated   Net Book
                                                                    Cost    Depreciation   Value
                                                                 --------   ------------  ----------
     Leasehold improvements.................................       121,516     (49,341)      72,175
     Office equipment (including Finance Lease Assets)......       227,909     (74,638)     153,271
     Plant and equipment....................................     2,895,750  (1,159,362)   1,736,388
     Motor vehicles.........................................        52,376     (17,256)      35,120
                                                                 ---------  ----------    ---------
                                                                 3,297,551  (1,300,597)   1,996,954
                                                                 =========  ==========    =========

                                                                                1995
                                                                 -----------------------------------
                                                                            Accumulated   Net Book
                                                                   Cost     Depreciation   Value
                                                                 --------   ------------  ----------
     Leasehold improvements.................................       127,912     (74,197)      53,715
     Office equipment (including Finance Lease Assets)......       445,160    (143,085)     302,075
     Plant and equipment....................................     3,477,675  (1,640,460)   1,837,215
     Motor vehicles.........................................        99,560     (29,430)      70,130
                                                                 ---------  ----------    ---------
                                                                 4,150,307  (1,887,172)   2,263,135
                                                                 =========  ==========    =========



5.   CONTINGENT LIABILITIES

     There are no contingent liabilities outstanding at year end (1994: nil).


6.   CAPITAL EXPENDITURE COMMITMENTS

     Estimated capital expenditure contracted for at balance date but not provided for NZ$659,235 (1994: nil).

                          SATURN COMMUNICATIONS LIMITED
       NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS--(Continued)
                       FOR THE YEAR ENDED 31 DECEMBER 1995

7.   OPERATING LEASE COMMITMENTS

     At balance date the Company had the following operating lease commitments for office space and certain vehicles:

                                                                                  1995                 1994
                                                                                   NZ$                 NZ$
     Payable:
          within 1 year................................................          449,982              84,985
          between 1 and 2 years........................................          457,468              82,535
          between 2 and 3 years........................................          357,915              80,031
          between 3 and 4 years........................................          233,425              52,487
          between 4 and 5 years........................................          233,425              52,487
          greater than 5 years.........................................          571,989             393,653
                                                                               ---------             -------
                                                                               2,304,204             746,178
                                                                               =========             =======


8.   RELATED PARTIES

     During the year ended December 31, 1995, Saturn Communications Limited were involved in the following related party transactions:

          United International Holdings, Inc
           (significant shareholder)
               Received funding.........................NZ$3,910,256 (1994: nil)

          Funding was provided by United International Holdings for Saturn to meet its day to day obligations. The funding has been provided interest free and repayable on demand. Although the amount is repayable on demand, a call will not be made until Saturn can afford to meet its day to day obligations and pay back this funding.


          An affiliate of Todd International
           Limited (significant shareholder)
               Received funding............................NZ$45,279 (1994: nil)

     Todd provided funding allowing Saturn to meet its day to day obligations.

     An affiliate of United International Holdings
          Received payment of prior year balance
          Cash Received............................... NZ$22,195 (1994: nil)
          Balance Receivable.......................... NZ$12,227 (1994: $34,422)

     Saturn also have a receivable balance owing from:

          Todd International Limited (significant
           shareholder)
             Receivable.............................NZ$191,337(1994: NZ$201,613)

     The receivable from Todd International is denominated in US dollars and is on interest free terms.

                          SATURN COMMUNICATIONS LIMITED
       NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS--(Continued)
                       FOR THE YEAR ENDED 31 DECEMBER 1995


     Funding was provided by United International Holdings for Saturn to meet its day to day obligations. The funding has been provided interest free and repayable on demand. Although the amount is repayable on demand a call will not be made until Saturn can afford to meet its day to day obligations and pay back this funding.

     United International  Holdings--Tahiti
        (subsidiary of United International
        Holdings, Inc.) Received payment of
        prior year balance
          Cash Received............................  NZ$  Nil (1994: $22,195)
          Balance Receivable.......................  NZ$  12,227 (1994: $12,227)

     Saturn also has the following balances with:

     Todd International Limited (significant shareholder)
          Receivable...............................   NZ$191,337(1994: $201,612)
          Payable..................................   NZ$ 45,279(1994: Nil)

     The receivable from Todd International is denominated in US dollars and is on interest free terms. The payable is denominated in New Zealand dollars and is interest free repayable on demand.

9.   FINANCE LEASES

     At 31 December the following finance lease existed:

                                                   Asset              Lease
                                                   Value            Liability
                                                   NZ$                 NZ$

     Canon photocopier and fax
     1995........................................  19,263              14,270
     1994........................................  24,400              23,701

     The finance lease payment commitments as at balance date were payable:

                                                     1995               1994
                                                      NZ$                NZ$

     within 1 year................................   7,752              9,431
     between 1 and 2 years........................   6,518              7,752
     between 2 and 3 years........................      --              6,718
                                                    ------             ------
                                                    14,270             23,901
                                                    ======             ======

                          SATURN COMMUNICATIONS LIMITED
       NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS--(Continued)
                       FOR THE YEAR ENDED 31 DECEMBER 1995

10. RECONCILIATION OF NET DEFICIT AFTER TAXATION TO NET CASH OUTFLOW FROM OPERATING ACTIVITIES


                                                                    For the Years Ended
                                                                        December 31,
                                                                    --------------------
                                                                     1994         1995
                                                                     NZ$          NZ$


Net deficit after taxation...................................    (1,973,540)  (4,051,509)
Add non-cash items:
     Depreciation............................................       570,905      586,575
     Provision for doubtful debts............................           --        10,000
     Add/(less) movements in working capital items
     (Increase) in receivables and prepayments...............       (48,358)     (65,489)
     (Increase)/decrease in inventories......................      (170,709)      10,635
     Increase/(decrease) in accounts payable and accruals....       134,897       19,293
     Increase in employee entitlements.......................        11,945       38,193
                                                                 ----------   ----------

          Net cash outflow from operations...................    (1,474,860)  (3,452,302)
                                                                 ==========   ==========


11.   INCOME TAXATION

     The Company has accumulated tax losses of approximately NZ$7,500,000 (1994:
NZ$3,785,650), tax effect NZ$2,475,000 (1994:NZ$1,249,330),  carried forward and available to offset against future assessable income. The benefit of these losses has not been brought to account. The ability to utilise these losses will not expire, subject to the company maintaining continuity of ownership and meeting other requirements of income tax legislation.

     The Company's net deferred tax asset is as follows:

                                                        As at December 31,
                                                   --------------------------
                                                     1994              1995
                                                   --------          --------
Net operating loss carryforward................    1,249,330         2,475,000
Valuation allowance............................   (1,249,330)       (2,475,000)
                                                  -----------       -----------
Net deferred tax asset.........................          --                 --
                                                  ===========       ===========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 28th day of March, 1997.


                                   UIH Australia/Pacific, Inc.
                                   a Colorado corporation

                                   By:      /S/ J. Timothy Bryan
                                            ---------------------------------
                                            J. Timothy Bryan
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                                          Title of Position
Signature                                            Held With the Registrant
---------                                           -------------------------

                    *
--------------------------------------
Gene W. Schneider                                    Director and Chairman of
                                                       the Board                        March 27, 1997

                    *
--------------------------------------
Michael T. Fries                                     Director, President and
                                                       Chief Executive Officer          March 27, 1997

/s/ J. Timothy Bryan
-------------------------------------
J. Timothy Bryan                                     Director and Chief
                                                       Financial Officer                March 27, 1997

                    *
-------------------------------------
Valerie L. Cover                                     Controller (Principal
                                                       Accounting Officer)              March 27, 1997

                    *
------------------------------------
Mark L. Schneider                                    Director                           March 27, 1997



*  By:   /S/ J. Timothy Bryan
         ---------------------------
         J. Timothy Bryan
         Attorney-in-fact