Form 10-Q
period 1997-03-31
UIH AUSTRALIA PACIFIC INC
filed 1997-05-15
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarter ended                    March 31, 1997
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                      to
                                   --------------------    ---------------------
Commission File Number:  333-05017

                           UIH Australia/Pacific, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                             84-1341958
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     4643 South Ulster St. #1300 Denver, CO                      80237
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (303) 770-4001
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [X] Yes      [  ] No

     The Company has no publicly-trading shares of capital stock. As of May 15, 1997, the Company had 500 shares of common stock outstanding.

                           UIH AUSTRALIA/PACIFIC, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of March 31,
         1997 (Unaudited) and December 31, 1996............................   2

     Condensed Consolidated Statements of Operations For
         the Three Months Ended March 31 ,1997
         and 1996 (Unaudited)..............................................   3

     Condensed Consolidated Statement of Stockholders'
         Equity For the Three Months Ended
         March  31, 1997 (Unaudited).......................................   4

     Condensed Consolidated Statements of Cash Flows For
         the Three Months Ended March 31, 1997
         and 1996 (Unaudited)..............................................   5

     Notes to Condensed Consolidated Financial
         Statements (Unaudited)............................................   6


Item 2 - Management's Discussion and Analysis of Financial
------   Condition and Results of Operations...............................  10

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1 - Legal Proceedings.................................................  16
------

Item 5 - Other Information.................................................  17
------

Item 6 - Exhibits and Reports on Form 8-K..................................  17
------


                                         UIH AUSTRALIA/PACIFIC, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Stated in thousands, except share and per share data)
                                               (Unaudited)
                                                                                              March 31,    December 31,
                                                                                                1997           1996
                                                                                            -----------    ------------
ASSETS
Current assets
   Cash and cash equivalents........................................................         $  4,314       $ 19,220
   Short-term investments...........................................................               --         18,640
   Subscriber receivables...........................................................            2,304          1,625
   Related party receivables........................................................            2,317          1,958
   Other current assets.............................................................            4,044          2,393
                                                                                             --------       --------
            Total current assets....................................................           12,979         43,836

Other investments in affiliated companies, including marketable equity securities...            1,638          1,372
Property, plant and equipment, net of accumulated depreciation of  $40,358 and
     $27,038, respectively..........................................................          187,955        193,170
License fees, net of accumulated amortization of  $2,973 and $2,520, respectively...           10,004         10,387
Goodwill, net of accumulated amortization of  $5,227 and $3,835, respectively.......           56,101         58,134
Other non-current assets, net, including related party receivables of $1,600 and
     $1,600, respectively...........................................................           11,256         12,424
                                                                                             --------       --------
            Total assets............................................................         $279,933       $319,323
                                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accrued liabilities and accounts payable, including related party payables of
          $2,685 and $1,905, respectively...........................................         $ 28,781       $ 20,412
    Construction payables...........................................................           16,786         38,331
    Accrued funding obligation......................................................              979          1,270
    Other current liabilities.......................................................            1,084          1,108
                                                                                             --------       --------
             Total current liabilities..............................................           47,630         61,121

Due to parent.......................................................................            3,348          2,758
Senior discount notes and other liabilities.........................................          258,834        251,397
                                                                                             --------       --------
             Total liabilities......................................................          309,812        315,276
                                                                                             --------       --------
Stockholders' Equity:
   Common stock $0.01 par value, 1,000 shares authorized, 500 and 500 shares
        issued and outstanding, respectively........................................               --             --
   Additional paid-in capital.......................................................          112,485        112,485
   Unrealized loss on investment....................................................           (3,146)        (3,412)
   Cumulative translation adjustments...............................................              856          1,867
   Accumulated deficit..............................................................         (140,074)      (106,893)
                                                                                             --------       --------
              Total stockholders' equity............................................          (29,879)         4,047
                                                                                             --------       --------
              Total liabilities and stockholders' equity............................         $279,933       $319,323
                                                                                             ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       UIH AUSTRALIA/PACIFIC, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Stated in thousands, except share and per share data)
                                             (Unaudited)


                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                              --------------------------
                                                                                                 1997             1996
                                                                                              ---------        ---------
Service and other revenue...................................................................   $ 14,492        $  1,934

System operating expense, including related party expense of $402 and $143,
    respectively............................................................................    (10,062)         (5,083)
System selling, general and administrative expense .........................................    (11,034)         (2,044)
Corporate general and administrative expense, including management fees to a
    related party of $188 and $188, respectively............................................       (283)           (292)
Depreciation and amortization...............................................................    (17,305)         (2,748)
                                                                                               --------        --------

    Net operating loss......................................................................    (24,192)         (8,233)

Equity in losses of affiliated companies....................................................       (366)         (1,033)
Interest income.............................................................................        216              57
Interest expense ...........................................................................     (8,591)           (224)
Interest income (expense), related party, net ..............................................        (30)            331
Other expense, net..........................................................................       (218)           (288)
                                                                                               --------       ---------

    Net loss before minority interest.......................................................    (33,181)         (9,390)

Minority interest in subsidiaries...........................................................        --              726
                                                                                               --------        --------
    Net loss ...............................................................................   $(33,181)       $ (8,664)
                                                                                               ========        ========

Net loss per common share ..................................................................   $(66,362)       $(l7,791)
                                                                                               ========        ========

Weighted average number of common shares outstanding........................................        500             487
                                                                                               ========        ========



          The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       3


                                         UIH AUSTRALIA/PACIFIC, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Stated in thousands, except share data)
                                               (Unaudited)


                                                                     Unrealized
                                   Common Stock      Additional      Gain (Loss)    Cumulative
                                  ---------------     Paid-In            On        Translation      Accumulated
                                  Shares   Amount     Capital        Investment     Adjustment        Deficit        Total
                                  ------   ------    ----------      ----------    -----------       ----------     -------
Balances, December 31, 1996..      500      $ --      $112,485         $(3,412)       $  1,867       $(106,893)     $  4,047
Unrealized gain on
   investment................       --        --            --             266              --              --           266
Change in cumulative
  translation adjustment.....       --        --            --              --          (1,011)             --        (1,011)
Net loss.....................       --        --            --              --              --         (33,181)      (33,181)
                                   ---      ----      --------         -------         -------        --------      --------

Balances, March 31, 1997.....      500      $ --      $112,485         $(3,146)        $   856       $(140,074)     $(29,879)
                                   ===      ====      ========         =======         =======       =========      ========




                The  accompanying  notes are an integral part of these  condensed consolidated financial statements.


                                             UIH AUSTRALIA/PACIFIC, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Stated in thousands)
                                                     (Unaudited)

                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                              -----------------------------
                                                                                                 1997               1996
                                                                                              ----------          ---------
Cash flows from operating activities:
Net loss.............................................................................          $(33,181)         $ (8,664)
Adjustments to reconcile net loss to net cash flows from operating activities........
   Depreciation and amortization.....................................................            17,305             2,748
   Equity in losses of affiliated companies..........................................               366             1,033
   Minority interest share of losses.................................................                --              (726)
   Increase in technical assistance agreement payables...............................               397               811
   Accretion of interest on senior discount notes....................................             8,434                --
   Increase in subscriber receivables................................................              (691)             (335)
   Increase in other assets..........................................................            (1,668)           (1,909)
   Increase (decrease) in accounts payable, accrued liabilities and other............             8,859            (1,736)
                                                                                               --------          --------
Net cash flows from operating activities.............................................              (179)           (8,778)
                                                                                               --------          --------
Cash flows from investing activities:
Purchase of short-term investments...................................................            (3,256)               --
Proceeds from sale of short-term investments.........................................            21,896                --
Investments in and advances to affiliated companies and other investments............                --            (3,538)
Purchase of property, plant and equipment............................................           (12,886)          (17,762)
Increase (decrease) in construction payables.........................................           (20,888)            5,799
                                                                                               --------          --------
Net cash flows from investing activities.............................................           (15,134)          (15,501)
                                                                                               --------          --------
Cash flows from financing activities:
Capital contributions from parent....................................................                --             3,867
Deferred debt offering costs.........................................................               472                --
Borrowing on bridge loan payable to parent...........................................             1,312            12,600
Borrowing on other debt..............................................................                --               725
Payment on other debt................................................................              (348)               --
                                                                                               --------          --------
Net cash flows from financing activities.............................................             1,436            17,192
                                                                                               --------          --------

Effect of exchange rates on cash.....................................................            (1,029)              148
                                                                                               --------          --------
Increase in cash and cash equivalents................................................           (14,906)           (6,939)
Cash and cash equivalents, beginning of period.......................................            19,220             8,730
                                                                                               --------          --------
Cash and cash equivalents, end of period.............................................          $  4,314          $  1,791
                                                                                               ========          ========
Non-cash investing and financing activities:
   Cash received for interest........................................................          $    281          $     --
                                                                                               ========          ========
   Assets acquired with capital leases...............................................          $     --          $    795
                                                                                               ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Stated in thousands)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of UIH Australia/Pacific, Inc. (the "Company"), and all subsidiaries where it exercises majority control and owns a majority economic interest. Telefenua S.A. ("Telefenua"), United Wireless Pty Limited ("United Wireless") and the companies that comprise Austar (CTV Pty Limited and STV Pty Limited) were consolidated for all periods presented. The Company has consolidated the operations of Saturn Communications Limited ("Saturn") since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In management's opinion, the unaudited financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 include all adjustments necessary for a fair presentation. Such adjustments were of a normal recurring nature.

INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

     The Company accounts for its investment in XYZ Entertainment Pty Limited ("XYZ Entertainment" or "XYZ") under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of XYZ Entertainment includes the amortization of basis differences related to the excess of cost over net tangible assets acquired. Investments in and advances to XYZ Entertainment are as follows:

                                                                    As of
                                                                March 31, 1997
                                     -------------------------------------------------------------------------
                                       Investments in        Cumulative Equity         Cumulative
                                      and Advances to           in Losses of          Translation
                                     Affiliated Company      Affiliated Company       Adjustments        Total
                                     ------------------      ------------------       -----------        -----
XYZ Entertainment................        $16,568(1)             $(16,678)                $110            $  --
                                         =======                ========                 ====            =====

                                                                    As of
                                                               December 31, 1996
                                     --------------------------------------------------------------------------
                                       Investments in        Cumulative Equity        Cumulative
                                       and Advances to          in Losses of          Translation
                                     Affiliated Company      Affiliated Company       Adjustments        Total
                                     ------------------      ------------------       -----------        -----
XYZ Entertainment ...............        $16,202(1)             $(16,312)                $110            $  --
                                         =======                ========                 ====            =====

(1) Includes an accrued funding obligation of $979 and $1,270 at March 31, 1997 and December 31, 1996, respectively.

      The Company recognized $366 and $4,484 of equity losses from XYZ Entertainment for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

                          UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Stated in thousands)
                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over 3 years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off. Depreciation expense is computed using the straight-line method over the asset's estimated useful life as shown below:
                                                                  Average Years
                                                                  -------------
           MMDS distribution facilities.........................      5-10
           Cable distribution networks..........................      5-10
           Subscriber premises equipment and converters.........         3
           Furniture and fixtures...............................        10
           Leasehold improvements...............................      6-10
           Other................................................       3-5

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at period-end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are calculated at average rates based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the Condensed Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Condensed Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2. OTHER INVESTMENTS IN AFFILIATED COMPANIES, INCLUDING MARKETABLE EQUITY SECURITIES

     In May 1996, the Company used $10,000 of the proceeds from its offering (the "May 1996 Offering") of the 14% Senior Discount Notes due 2006 (the "Notes") (see Note 4) to acquire a United International Holdings, Inc. ("UIH") subsidiary which guaranteed $10,000 of debt for Australis Media Limited ("Australis"), Austar's primary supplier of programming. As consideration for giving the guarantee, the Company received warrants valued at $784 to acquire 4,171,460 ordinary shares or convertible debentures. On October 31, 1996, the Company's $10,000 guarantee of Australis' debt expired. The Company used $3,339 of the related cash to acquire 7,736,171 debentures of Australis. Further, the Company exercised warrants to acquire Australis common stock and debentures at A$0.20 per share for 3,016,832 shares of Australis common stock and 1,154,628 debentures. Each debenture is convertible into one common share of Australis. As of March 31, 1997 and December 31, 1996, the Company had recognized unrealized losses of $3,146 and $3,412, respectively, on the Australis investment in accordance with the provisions of SFAS 115.

                          UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Stated in thousands)
                                   (Unaudited)

3.  PROPERTY, PLANT AND EQUIPMENT
                                                                                As of                As of
                                                                              March 31,           December 31,
                                                                                1997                  1996
                                                                            -----------           ------------
       MMDS distribution facilities............................             $  56,931              $  57,073
       Cable distribution networks.............................                14,223                 11,672
       Subscriber premises equipment and converters............               130,176                125,238
       Furniture and fixtures..................................                 2,005                  2,031
       Leasehold improvements..................................                 3,421                  3,465
       Other...................................................                21,557                 20,729
                                                                            ---------              ---------
                                                                              228,313                220,208
                  Accumulated depreciation.....................               (40,358)               (27,038)
                                                                            ---------              ---------
                  Net property, plant and equipment............             $ 187,955              $ 193,170
                                                                            =========              =========

4.   SENIOR DISCOUNT NOTES AND OTHER LIABILITIES

     Senior discount notes and other liabilities consists of the following:

                                                                               As of                As of
                                                                             March 31,           December 31,
                                                                               1997                  1996
                                                                           ------------          ------------
       Senior discount notes, net of unamortized discount......            $  253,616              $ 245,182
       Capitalized lease obligations...........................                 4,270                  4,522
       Mortgage note, interest at 7.885%, 7 year term..........                 1,150                  1,252
       Other...................................................                   687                  1,337
                                                                            ---------              ---------
                                                                              259,723                252,293
                  Less current portion.........................                  (889)                  (896)
                                                                            ---------              ---------
                                                                            $ 258,834              $ 251,397
                                                                            =========              =========

     On May 14, 1996, the Company raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of the Notes. No cash interest payments are required until May 15, 2001, at which time cash interest payments will be payable semi-annually on each May 15 and November 15. The Notes are due May 15, 2006. In September 1996, the Notes were exchanged for 14% Senior Discount Notes due 2006, Series B. Effective May 16, 1997, the interest rate on the Notes will increase by an additional 0.75% per annum.

     If the Company does not consummate an issuance of capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the then holders of the Notes will be entitled to receive warrants to purchase 3% of the common stock of the Company, assuming the aggregate fair market value of the Company's equity is $150,000, or, in certain circumstances, of the Company's immediate parent. The Company plans to pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that the Company will be successful in concluding an Equity Sale prior to November 16, 1997.

5.   RELATED PARTY

     The Company and UIH Management, Inc. ("UIH Management"), a wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management will perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Effective March 31, 1997, UIH Management assigned, and UIH Asia/Pacific Communications, Inc. ("UAP") assumed, UIH Management's rights and obligations under the Management Agreement. For the year ended December 31, 1996, approximately $250 was allocated to the Company for such services. The management fee, pursuant to the Management Agreement, is $750 for the first year of such agreement, which fees shall increase on the first anniversary date of the Management Agreement and each anniversary date thereafter by 8% per year. In addition, the Company shall reimburse UAP for any out-of-pocket expenses incurred by UAP in performance of its duties under the Management Agreement, including travel, lodging and entertainment expenses.

                          UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Stated in thousands)
                                   (Unaudited)

     Included in the amount due to parent is the following:

                                                                      As of             As of
                                                                     March 31,       December 31,
                                                                       1997             1996
                                                                     ---------       ------------
Austar technical assistance agreement obligations .................  $ 2,019          $ 1,135
Telefenua technical assistance agreement obligations ..............    2,166            1,879
Saturn technical assistance agreement obligations .................      228            1,002
Saturn bridge loan.................................................    1,182               --
Other..............................................................      438              647
                                                                     -------          -------
                                                                       6,033            4,663
                 Less current portion .............................   (2,685)          (1,905)
                                                                     -------           ------
                                                                     $ 3,348          $ 2,758
                                                                     =======          =======

6.   SUBSEQUENT EVENTS

     In April 1997, Austar received an underwriting commitment from The Chase Manhattan Bank ("Chase") for a Senior Syndicated Term Debt Facility in the amount of Australian $ ("A$") A$200,000 (US$155,000) (the "Bank Facility"). The proceeds of the Bank Facility will be used to fund Austar's subscriber acquisition and working capital needs. The Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, available at closing (June 1997); (ii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels; and (iii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The maximum amount of equity required would be A$30,000, approximately A$7,500 of which has already been contributed during 1997.

     The cash advance and term loan facilities will be fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. Chase has also provided Austar with an interim financing facility of A$50,000 which will be refinanced from the proceeds of the Bank Facility.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     (Monetary amounts stated in thousands)

     THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REPORT ON FORM 8-K DATED MAY 15, 1997.

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

     The Company has no employees of its own. UAP, the Company's parent, provides various management, financial reporting, accounting and other services for the Company pursuant to the terms of the Management Agreement between UAP and the Company. Austar, Saturn and Telefenua are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based, in part, on their respective gross revenues. (See Note 5.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company is responsible for its proportionate share of the capital requirements of the operating companies and has funded its share to date with capital contributed by UIH and from the proceeds of the May 1996 Offering. In April 1997, Austar received an underwriting commitment of A$200,000 (US$155,000) to fund its subscriber acquisition and working capital needs. (See Note 6.)

     If the Company does not consummate an issuance of capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the then holders of the Notes will be entitled to receive warrants to purchase 3% of the common stock of the Company, assuming the aggregate fair market value of the Company's equity is $150,000, or, in certain circumstances, of the Company's immediate parent. The Company plans to pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that the Company will be successful in concluding an Equity Sale prior to November 16, 1997.

      The following table sets forth, as of March 31, 1997, (i) the total estimated funding required for the construction and initial marketing of the operating companies' systems in their existing license areas, including any capital invested to date and the application of any operating cash flow sources for such operating companies, (ii) the total amount of capital invested in each of the operating companies and the portion funded by the Company and (iii) the total estimated additional funding required based on the assumptions stated in clause (i) above and the Company's estimated portion of such funding. Such amounts are expected to be funded over the next 24 to 36 months. The estimated required additional funding numbers below have not been reduced to give effect to any surplus cash flow of any one operating company which might be available to fund the requirements of another operating company. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. The Company's portion of estimated additional funding would be increased proportionately to the extent cash flow from the operating companies and other sources of financing are not sufficient to meet project funding requirements. To the extent that the other shareholders of XYZ fail to fund their pro rata share of the additional shareholder capital, the Company may fund all or a portion of such shortfall.


                       Estimated Total Project              Capital Invested             Estimated Required
                         Funding Requirements           As of March 31, 1997 (1)         Additional Funding
Operating              ------------------------       ----------------------------     -----------------------
Company                The Company       Total        The Company(2)      Total(2)     The Company     Total
---------              -----------    ---------       -------------     ----------     -----------    --------
                                                      (In millions)
Austar............     $  369.8       $  369.8         $  211.6(3)     $  211.6(3)      $ 158.2(4)    $  158.2
Saturn............        109.7          109.7             25.2(5)         25.2(5)         84.5           84.5
XYZ...............         14.0           56.0             11.1            44.4             2.9           11.6
Telefenua.........         17.4           17.4             16.7            16.7             0.7            0.7
United Wireless...          8.2            8.2              5.2             5.2             3.0            3.0
                       --------       --------         --------        --------         -------        -------
     Total........     $  519.1       $  561.1         $  269.8        $  303.1         $ 249.3        $ 258.0
                       ========       ========         ========        ========         =======        =======

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation.
(2) Includes amounts contributed to Austar (approximately $11.1 million) and Saturn (approximately $2.9 million) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
(3) Does not include the $58.6 million paid by the Company to increase its economic interest in Austar to approximately 100%.
(4) Includes an underwriting commitment for a debt facility of A$200 million (US$155 million), which reduces the Company's portion of the additional funding requirements.
(5) Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100%.


     The Company believes that it will be required to fund a total of approximately $249,300 to build-out its existing projects over the next four years. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. In addition to recently completed bank credit facilities (see Note 6) and cash on hand, the Company intends to raise additional capital through capital contributions from its parent corporation, further issuances of debt either by the Company or the Operating Companies, or by the sale of all or a part of its equity in certain of its operating subsidiaries. The Company's indenture and UIH's indentures place restrictions on the Company and certain of its subsidiaries with respect to the amount of additional debt each may incur. The Company and all of the operating companies are currently restricted under the UIH Indenture. The Company, Austar and Telefenua are restricted under the Company's Indenture. The restrictions imposed by the Indentures will be eliminated upon the retirement of UIH's notes at their maturity in November 1999, and upon the retirement of the Company's Notes at their maturity in May 2006, respectively.

     In addition, the Company is currently negotiating the sale of a minority interest in Saturn to strategic partners to provide a substantial portion of the capital required to complete the build-out of Saturn's currently planned system. The Company is also negotiating to sell all or a portion of its interest in Telefenua, the proceeds of which would be used to fund its other businesses. There can be no assurance that the Company will be successful in completing either sale.

     During the period from January 1, 1996 to May 13, 1996, the closing date of the May 1996 Offering, UIH contributed capital of $17,300 to the Company and made additional bridge loans of $15,100 to Austar. On May 13, 1996, the Company sold the Notes with net proceeds to the Company from such sale totaling $215,500. At that time, the Company acquired $25,000 of the Austar bridge loans from UIH with proceeds from the May 1996 Offering and converted those loans (plus accrued interest of $600) to equity of Austar. Subsequently, the Company funded an additional $25,000 to Austar, thereby increasing the Company's interest in Austar to 96%. Prior to the closing of the May 1996 Offering, approximately $5,000 of the SFCC bridge loans was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. The remaining SFCC bridge loans totaling $2,600 (including accrued interest) will be either (i) repaid by SFCC, after which time the Company would invest the proceeds of such repayment as permitted under the Company's Indenture, or (ii) converted by the Company into equity of SFCC.

     In October 1996, the Company acquired from Australis for $7,920 the approximately 4% remaining economic interest in Austar and purchased ordinary shares and convertible notes of Australis for $4,000, issued upon exercise of warrants and other rights granted to the Company.

     During the three months ended March 31, 1996, UIH contributed capital of $3,867 to the Company and made bridge loans of $12,600 to Austar and Telefenua. The bridge loans were used to fund the construction and initial marketing of Austar's and Telefenua's systems. The Company also made $3,538 in capital contributions to Saturn and XYZ during the three months ended March 31, 1996 using the capital contributed to it by UIH. Approximately $17,762 of the loans and capital contributed was used for the purchase of property, plant and equipment by Austar and Telefenua as these systems are in the process of building their multi-point microwave distribution systems ("MMDS") and direct-to-home ("DTH") satellite systems. The remainder was used in operations.

     During the three months ended March 31, 1997, the Company recognized losses of $33,181 of which $17,305 was from non-cash depreciation and amortization and $366 of non-cash equity in losses of affiliated companies. The Company also recorded non-cash accretion of interest on the Notes of $8,434. The Company made bridge loans to Saturn and Telefenua totaling $1,312 during the quarter. During the three months ended March 31, 1997, the Company purchased $12,886 of property, plant and equipment and had a decrease in construction payables of $20,888 compared with fixed asset purchases of $17,762 and an increase in construction payables of $5,799 for the corresponding period in the prior year. The majority of this construction activity relates to Austar. Austar expended less on property, plant and equipment and had a decrease in construction payables as the build-out of its system is nearing completion. In addition, Austar conserved cash for current operations until the Bank Facility underwriting was committed. The Company also purchased $3,256 of short-term investments and sold $21,896 of short-term investments as part of its cash management activities. The remainder of cash was primarily used in operations.

RESULTS OF OPERATIONS

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

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $12,558 for the three months ended March 31, 1997 compared to the amount for the corresponding period of the prior year as follows:

                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1997           1996
                                                       -----           ----
Australia
      Austar (1)...................................  $  13,469      $   1,068
      United Wireless (2)..........................         24              4
Tahiti
      Telefenua (3)................................        916            862
New Zealand
      Saturn (4)...................................         83            --
                                                     ---------      ---------
     Total service and other revenue...............  $  14,492      $   1,934
                                                     =========      =========

(1) Austar launched service in August 1995 and was consolidated effective January 1, 1996.
(2)   The Company acquired a 100% interest in United Wireless in September 1995.
(3) Telefenua launched service in March 1995 and has been consolidated for all periods presented.
(4) The Company acquired a 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results effective July 1996.

AUSTAR

     Service revenues at Austar were $13,469 for the three months ended March 31, 1997. Revenues consisted primarily of service and installation fees from basic subscribers of $11,044 and $2,066, respectively, with other revenue totaling $359. The increase in service revenues for the three months ended March 31, 1997 relative to the comparable prior year period was primarily attributable to subscriber growth (129,156 at March 31, 1997 compared to 14,037 at March 31, 1996). The increase in subscribers was the result of the on-going roll-out of Austar's services which were initially launched in August 1995.

TELEFENUA

     Telefenua's service revenues increased to $916 from $862 during the three month periods ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to subscriber growth (5,537 at March 31, 1997 compared to 4,500 at March 31, 1996).

SATURN

     The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the three months ended March 31, 1996. Saturn's actual service revenues for the three months ended March 31, 1997 and 1996 were $83 and $52, respectively. The increase is attributable to an increase in subscribers from 1,100 at March 31, 1996 to 2,052 at March 31, 1997.

SYSTEM OPERATING EXPENSE. System operating expense increased $4,979 for the three months ended March 31, 1997 compared to the amount for the corresponding period of the prior year as follows:

                                              For the Three Months Ended
                                                      March  31,
                                              --------------------------
                                                1997             1996
                                                -----            ----

Austar (1).................................   $  8,467        $  4,223
Telefenua (3)..............................        426             572
Saturn (4).................................        727             --
United Wireless (2)........................        442             288
                                              --------        --------
     Total system operating expense........   $ 10,062        $  5,083
                                              ========        ========

Footnotes (1) - (4):  See discussion of the Company's SERVICE AND OTHER REVENUE.

AUSTAR

     The Company reported operating expense from Austar of $8,467 for the three months ended March 31, 1997, consisting primarily of salary and benefits ($854), satellite programming fees ($4,149) and annual MMDS spectrum license fees ($643), with the remainder consisting primarily of office-related expenses and system travel and recruitment expenses. Austar's operating expense for the comparable period in 1996 were $4,223. The increase in operating expense in 1997 is primarily attributable to the continued roll-out of Austar's services, which were launched in August 1995, and the corresponding increase in subscribers. Austar is experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain office-related costs). Austar expects operating expenses as a percent of service revenues to decline as start-up costs are reduced and as certain fixed operating expenses are spread over expected increases in service revenues.

TELEFENUA

     Operating expenses consolidated by the Company from Telefenua decreased to $426 for the quarter ended March 31, 1997 from $572 during the comparable period of 1996, primarily due to decreases in technical-related repairs and maintenance and tape production costs, partially offset by increased programming costs associated with the aforementioned increase in subscribers between March 31, 1996 and 1997. Telefenua's operating expenses in the first quarter of 1997 consisted primarily of programming-related expenses ($284) with the remainder consisting of payroll-related costs and technical-related costs.

SATURN

     The Company began consolidating Saturn effective July 1, 1996. Accordingly, the Company reported no operating expenses for Saturn in its consolidated statement of operations for the quarter ended March 31, 1996. Saturn's operating expenses were approximately $727 for the quarter ended March 31, 1997 consisting primarily of payroll ($359) and office expenses ended related to the provision of service to existing customers and on-going system design and engineering work for expansion of Saturn's Wellington system. Saturn's actual system operating expenses for the comparable quarter in 1996 were $342.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $8,990 for the three months ended March 31, 1997 compared to the amount for the corresponding period of the prior year as follows:
                                                   For the Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1996
                                                       ----           ----

Austar (1)......................................... $  9,526        $  1,294
Telefenua (3)......................................      473             607
Saturn (4).........................................      650              --
United Wireless (2)................................      385             143
                                                    --------        --------
     Total system selling, general
        and administrative expense................. $ 11,034        $  2,044
                                                    ========        ========

Footnotes (1) - (4):  See discussion of the Company's SERVICE AND OTHER REVENUE.

AUSTAR

     System selling, general and administrative expenses consolidated by the Company from Austar were $9,526 for the quarter ended March 31, 1997 and consisted primarily of $1,512 in marketing costs related to print, radio and television advertisements utilized in the continued marketing of Austar's services throughout its service areas during 1997, direct sales commissions ($1,576), general and administrative salaries associated with Austar's Sydney corporate headquarters and National Customer Operations Center ($3,073) and office related expenses, including rent and utilities, of $1,725. Austar's system selling, general and administrative expenses were $1,294 for the comparable quarter in 1996. The increase relates to marketing efforts associated with Austar's continued expansion of service to all of its service areas, including the initiation of DTH service in 1996, and increased customer support costs as Austar's subscriber base grows. Austar expects that system general and administrative expenses as a percent of service revenues will decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

TELEFENUA

     System selling, general and administrative expenses consolidated by the Company from Telefenua decreased to $473 during the first quarter of 1997 compared to $607 during the comparable period in 1996, primarily due to an unfavorable change in the exchange rate as well as decreased travel and marketing costs.

SATURN

     The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Saturn for the quarter ended March 31, 1996. Saturn's actual selling, general and administrative costs increased to $650 in the first quarter of 1997 from $343 for the first quarter of 1996. Actual system selling, general and administrative expense at Saturn for the quarter ended March 31, 1997 consisted primarily of marketing and support salaries of $359 associated with increased marketing efforts to expand the subscriber base as Saturn's system expands.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. The Company's corporate general and administrative expense decreased slightly from $292 to $283 for the quarters ended March 31, 1996 and 1997, respectively, and consists primarily of management fees to a related party of approximately $188.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased $14,557 during the three months ended March 31, 1997 compared to the corresponding period of the prior year. This increase in depreciation and amortization expense was primarily attributable to the significant deployment of operating assets and subscriber growth at Austar during the latter part of 1996 and, to a lesser extent, in 1997.

EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recognized equity in losses of affiliated companies as follows:

                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                            1997        1996
                                                            ----        ----

Saturn (1)............................................    $    --      $   401
XYZ Entertainment (2).................................        366          632
                                                          -------      -------
     Total equity in losses of affiliated companies...    $   366      $ 1,033
                                                          =======      =======

(1) The Company acquired a 50% interest in Saturn in July 1994. The Company increased it ownership in Saturn to 100% and began consolidating its results effective July 1996.
(2) XYZ was formed in October 1994 and began distributing its four channels in April 1995.

INTEREST EXPENSE. Interest expense increased from $224 to $8,591 for the three months ended March 31, 1996 and 1997, respectively, primarily due to the sale of the Notes in May 1996 discussed in Note 2 to the condensed consolidated financial statements. The Notes currently accrete interest at a rate of 14% compounded semi-annually.

INTEREST INCOME. Interest income increased from $57 to $216 for the three months ended March 31, 1996 and 1997, respectively, primarily due to the investment of cash received from the Company's issuance of the Notes in May 1996.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the court's permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australia's Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the Franchise Agreements. Austar's complaint was also amended to add as defendants two affiliates of Optus Vision: Publishing and Broadcasting Ltd. and its subsidiary, Pay TV Optus. The Company intends to vigorously defend its position.

ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

      The following  tables set forth certain  unaudited  operating  data of the operating companies:
                                                                         As of
                                                                     March 31, 1997
                                            -------------------------------------------------------------------
                                             Television
                                              Homes in                                                Economic
                                              Service              Homes                              Ownership
Operating System                                Area             Servicable        Subscribers        Interest
----------------                             ----------          ----------        -----------        ---------
Austar
   MMDS(1)......................               875,000             824,000             62,482            100%
   DTH..........................               747,000             747,000             66,674            100%
Saturn..........................               141,000              16,281              2,052            100%
Telefenua.......................                31,000              19,584              5,537             90%
XYZ Entertainment...............                   N/A(2)              N/A            390,000(3)          25%
                                             ---------           ---------            -------
        Total...................             1,794,000           1,606,865            526,745
                                             =========           =========            =======


                                                                         As of
                                                                     March 31, 1996
                                            -------------------------------------------------------------------
                                             Television
                                              Homes in                                                Economic
                                              Service              Homes                              Ownership
Operating System                                Area             Servicable        Subscribers        Interest
----------------                             ----------          ----------        -----------        ---------
Austar
   MMDS.........................               771,600             347,038            14,037              90%
   DTH..........................               735,000             735,000                 -              90%
Saturn..........................               141,000               6,000             1,100              50%
Telefenua.......................                31,000              15,450             4,500              90%
XYZ Entertainment...............                   N/A(2)              N/A           185,000(3)           25%
                                             ---------           ---------           -------
        Total...................             1,678,600           1,103,488           204,637
                                             =========           =========           =======

(1) Austar intends to construct MMDS systems in markets containing approximately 875,000 television homes. Homes in these markets which are out of the line-of-sight of the MMDS signals will be offered the DTH service which Austar is marketing on an exclusive basis.
(2) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers, including Austar, Australis, Foxtel Management Pty Limited and East Coast Television Pty Limited.
(3) Total estimated subscribers to the eight channel Galaxy package to which XYZ Entertainment supplies four channels.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1   Financial Data Schedule

(b)   Reports on Form 8-K filed during the quarter.

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:          May 15, 1997
     -------------------------------------------------------

By:           /S/ J. Timothy Bryan
     -------------------------------------------------------
       J. Timothy Bryan
       Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)