Form 10-Q
period 1997-06-30
UIH AUSTRALIA PACIFIC INC
filed 1997-08-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_________

                          Commission File No. 333-05017

                           UIH AUSTRALIA/PACIFIC, INC.
             (Exact name of Registrant as specified in its charter)

           State of Colorado                                     84-1341958
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    4643 South Ulster Street, #1300
            Denver, Colorado                                        80237
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (303) 770-4001







     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----


     The Company has no publicly-traded shares of capital stock. As of August 14, 1997, the Company had 500 shares of common stock outstanding.

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
                                              ------------------------------

Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 (Unaudited)..............     2

     Condensed Consolidated Statements of Operations For the Three and Six Months Ended
         June 30, 1997 and 1996 (Unaudited)...................................................................     3

     Condensed Consolidated Statement of Stockholder's Equity (Deficit) For the Six Months Ended
         June 30, 1997 (Unaudited)............................................................................     4

     Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 1997
         and 1996 (Unaudited).................................................................................     5

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................................     6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................    10
------


                                               PART II - OTHER INFORMATION
                                               ---------------------------

Item 5 - Other Information....................................................................................    16
------

Item 6 - Exhibits and Reports on Form 8-K.....................................................................    16
------

                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)

                                                                                                         June 30,      December 31,
                                                                                                           1997           1996
                                                                                                         --------      ------------
ASSETS
Current assets
   Cash and cash equivalents ...................................................................         $  6,859        $ 19,220
   Short-term investments ......................................................................               --          18,640
   Subscriber receivables ......................................................................            1,885           1,625
   Related party receivables ...................................................................            2,273           1,958
   Other current assets ........................................................................            3,564           2,393
                                                                                                         --------        --------
       Total current assets ....................................................................           14,581          43,836

Other investments in affiliated companies, including marketable equity securities ..............            1,077           1,372
Property, plant and equipment, net of accumulated depreciation of $52,768 and
   $27,038, respectively .......................................................................          192,969         193,170
License fees, net of accumulated amortization of $3,126 and $2,520, respectively ...............            8,963          10,387
Goodwill, net of accumulated amortization of $7,881 and $3,835, respectively ...................           56,289          58,134
Other non-current assets, net, including related party receivables of $1,600 and
   $1,600, respectively ........................................................................           13,406          12,424
                                                                                                         --------        --------
       Total assets ............................................................................         $287,285        $319,323
                                                                                                         ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
   Accrued liabilities and accounts payable, including related party payables of
     $3,353 and $1,905, respectively ...........................................................         $ 25,819        $ 20,336
   Construction payables .......................................................................            8,978          38,407
   Accrued funding obligation ..................................................................            1,574           1,270
   Other current liabilities, including related party notes of $9,998 and $0,
     respectively ..............................................................................           11,088           1,108
                                                                                                         --------        --------
       Total current liabilities................................................................           47,459          61,121

Due to parent ..................................................................................            4,434           2,758
Senior discount notes and other liabilities ....................................................          305,701         251,397
                                                                                                         --------        --------
       Total liabilities........................................................................          357,594         315,276
                                                                                                         --------        --------

Stockholder's Equity (Deficit):
   Common stock, $0.01 par value, 1,000 shares authorized, 500 and 500 shares
     issued and outstanding, respectively ......................................................               --              --
   Additional paid-in capital ..................................................................          112,485         112,485
   Unrealized loss on investment ...............................................................           (3,707)         (3,412)
   Cumulative translation adjustments ..........................................................           (1,526)          1,867
   Accumulated deficit .........................................................................         (177,561)       (106,893)
                                                                                                         --------        --------
       Total stockholder's equity (deficit) ....................................................          (70,309)          4,047
                                                                                                         --------        --------
       Total liabilities and stockholder's equity (deficit) ....................................         $287,285        $319,323
                                                                                                         ========        ========

            The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)


                                                                       For the Three Months Ended         For the Six Months Ended
                                                                               June 30,                         June 30,
                                                                       --------------------------        --------------------------
                                                                           1997            1996            1997              1996
                                                                        ---------        --------        --------          --------
Service and other revenue ......................................        $ 16,219         $  3,936        $  30,711         $  5,870

System operating expense, including related party
   expense of $919, $80, $1,321 and $165,
   respectively ................................................         (11,807)          (3,496)         (21,869)          (7,014)
System selling, general and administrative expense .............         (11,771)          (6,633)         (22,805)         (10,242)
Corporate general and  administrative  expense,
   including  management fees to a
   related party of $197, $187, $385 and $375,
   respectively ................................................            (293)            (240)            (576)            (532)
Depreciation and amortization ..................................         (18,431)          (5,501)         (35,736)          (8,249)
                                                                        --------         --------        ---------         --------

   Net operating loss ..........................................         (26,083)         (11,934)         (50,275)         (20,167)

Equity in losses of affiliated companies .......................          (1,077)          (1,535)          (1,443)          (2,568)
Interest income ................................................              63            1,260              279            1,317
Interest expense ...............................................          (9,793)          (3,840)         (18,384)          (4,064)
Interest expense, related party, net ...........................             (48)            (475)             (78)            (144)
Other (expense) income, net ....................................            (549)             906             (767)             618
                                                                        --------         --------        ---------         --------

   Net loss before minority interest ...........................         (37,487)         (15,618)         (70,668)         (25,008)

Minority interest in subsidiaries ..............................              --              879               --            1,605
                                                                        --------         --------        ---------         --------

   Net loss ....................................................        $(37,487)        $(14,739)       $ (70,668)        $(23,403)
                                                                        ========         ========        =========         ========

Net loss per common share ......................................        $(74,974)        $(30,265)       $(141,336)        $(48,055)
                                                                        ========         ========        =========         ========

Weighted-average number of common shares
   outstanding .................................................             500              487              500              487
                                                                             ===              ===              ===              ===



            The  accompanying  notes are an integral part of these condensed consolidated financial statements.

                                                UIH AUSTRALIA/PACIFIC, INC.
                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                         (Stated in thousands, except share amounts)
                                                       (Unaudited)



                                            Common Stock         Additional    Unrealized    Cumulative
                                         ------------------        Paid-In      Loss on      Translation    Accumulated
                                         Shares      Amount        Capital     Investment    Adjustments      Deficit       Total
                                         ------      ------      ----------    ----------    -----------    -----------     -----
Balances, December 31, 1996 ...........   500        $  --        $112,485      $(3,412)      $ 1,867       $(106,893)    $  4,047

Unrealized loss on investment .........    --           --              --         (295)           --              --         (295)
Change in cumulative translation
  adjustments .........................    --           --              --           --        (3,393)             --       (3,393)
Net loss ..............................    --           --              --           --            --         (70,668)     (70,668)
                                         ----        -----        --------      -------       -------       ---------     --------

Balances, June 30, 1997 ...............   500        $  --        $112,485      $(3,707)      $(1,526)      $(177,561)    $(70,309)
                                         ====        =====        ========      =======       =======       =========     ========


















         The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      UIH AUSTRALIA/PACIFIC, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Stated in thousands)
                                                             (Unaudited)
                                                                                                         For the Six Months Ended
                                                                                                                  June 30,
                                                                                                        ----------------------------
                                                                                                           1997               1996
                                                                                                        ---------          ---------
Cash flows from operating activities:
Net loss .....................................................................................          $(70,668)          $(23,403)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization .............................................................            35,736              8,249
   Equity in losses of affiliated companies ..................................................             1,443              2,568
   Minority interest share of losses .........................................................                --             (1,605)
   Increase (decrease) in technical assistance agreement payables ............................             2,966               (844)
   Accretion of interest on senior discount notes ............................................            17,498              4,064
   Increase in subscriber receivables ........................................................              (326)            (1,388)
   Increase in other assets ..................................................................            (2,078)            (5,946)
   Increase in accounts payable, accrued liabilities and other ...............................             6,903              3,863
                                                                                                        --------           --------

Net cash flows from operating activities .....................................................            (8,526)           (14,442)
                                                                                                        --------           --------

Cash flows from investing activities:
Purchase of short-term investments ...........................................................            (3,663)           (70,627)
Proceeds from sale of short-term investments .................................................            22,303                 --
Restricted cash deposited ....................................................................                --            (10,000)
Investments in and advances to affiliated companies and other investments ....................            (1,138)           (10,450)
Increase in goodwill .........................................................................                --               (218)
Purchase of property, plant and equipment ....................................................           (41,776)           (43,610)
Increase (decrease) in construction payables .................................................           (28,163)             6,521
                                                                                                        --------           --------

Net cash flows from investing activities .....................................................           (52,437)          (128,384)
                                                                                                        --------           --------

Cash flows from financing activities:
Capital contributions from parent ............................................................                --             10,707
Proceeds from offering of senior discount notes ..............................................                --            225,115
Deferred debt offering costs .................................................................            (1,502)            (9,411)
Borrowing on related party payables to parent ................................................            11,633             15,073
Payment on bridge loan payable to parent .....................................................                --            (25,000)
Borrowing on other debt ......................................................................            39,286                 --
Payment on other debt ........................................................................              (777)                --
                                                                                                        --------           --------

Net cash flows from financing activities .....................................................            48,640            216,484
                                                                                                        --------           --------

Effect of exchange rates on cash .............................................................               (38)               855
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................           (12,361)            74,513
Cash and cash equivalents, beginning of period ...............................................            19,220              8,730
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $  6,859           $ 83,243
                                                                                                        ========           ========

Non-cash investing and financing activities:
   Cash received for interest ................................................................          $    305           $    131
                                                                                                        ========           ========
   Assets acquired with capital leases .......................................................          $     --           $  1,707
                                                                                                        ========           ========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1997
                      (Monetary amounts stated in thousands)
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of UIH Australia/Pacific, Inc. (the "Company"), and all subsidiaries where it exercises majority control and owns a majority economic interest. Austar Entertainment Pty Limited ("Austar"), Telefenua S.A. ("Telefenua") and United Wireless Pty Limited ("United Wireless") were consolidated for all periods presented. The Company has consolidated the operations of Saturn Communications Limited ("Saturn") since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

      On May 15, 1997, the Company's minority holder exchanged its 2.6% interest for a 2% interest in UIH Asia/Pacific Communications, Inc. ("UAP"), the Company's immediate parent.

      In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. For a more complete understanding of the Company's financial position and results of its operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

      The Company accounts for its investment in XYZ Entertainment Pty Limited ("XYZ Entertainment") under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of XYZ Entertainment includes the amortization of basis differences related to the excess of cost over net tangible assets acquired. Investments in and advances to XYZ Entertainment are as follows:

                                                                                  As of
                                                                               June 30, 1997
                                               ------------------------------------------------------------------------
                                                 Investments in          Cumulative Equity       Cumulative
                                                 and Advances to           in Losses of          Translation
                                               Affiliated Company       Affiliated Company       Adjustments      Total
                                               ------------------       ------------------       ------------     -----
XYZ Entertainment.......................            $17,645(1)                $(17,755)              $110         $   --
                                                    =======                   ========               ====         ======

                                                                                 As of
                                                                            December 31, 1996
                                               --------------------------------------------------------------------------
                                                 Investments in          Cumulative Equity       Cumulative
                                                 and Advances to           in Losses of          Translation
                                               Affiliated Company       Affiliated Company       Adjustments       Total
                                               ------------------       ------------------       -----------       -----
XYZ Entertainment.......................            $16,202(1)                $(16,312)              $110          $   --
                                                    =======                   ========               ====          ======

(1) Includes an accrued funding obligation of $1,574 and $1,270 at June 30, 1997 and December 31, 1996, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

      The Company recognized $1,443 and $4,484 of equity losses from XYZ Entertainment for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. In addition, the Company recognized $1,638 and $930 of equity losses from XYZ Entertainment and Saturn, respectively, for the six months ended June 30, 1996.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber premises equipment and capitalized installation labor is depreciated over 3 years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off. Depreciation expense is computed using the straight-line method over the estimated useful lives shown below. Detail of property, plant and equipment is as follows:

                                                                           As of              As of
                                                                         June 30,         December 31,     Average
                                                                           1997               1996           Life
                                                                         --------         ------------     -------
        MMDS distribution facilities.............................        $ 58,423           $ 57,073         5-10
        Cable distribution networks..............................          15,922             11,672         5-10
        Subscriber premises equipment and converters.............         142,983            125,238            3
        Furniture and fixtures...................................           2,090              2,031         5-10
        Leasehold improvements...................................           3,362              3,465         6-10
        Other....................................................          22,957             20,729          3-5
                                                                         --------           --------
                                                                          245,737            220,208
                Accumulated depreciation.........................         (52,768)           (27,038)
                                                                         --------           --------
                Net property, plant and equipment................        $192,969           $193,170
                                                                         ========           ========

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at period-end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's equity.

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

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   SENIOR DISCOUNT NOTES AND OTHER LIABILITIES

     Senior discount notes and other liabilities consists of the following:

                                                                                   As of                 As of
                                                                                  June 30,            December 31,
                                                                                    1997                  1996
                                                                                  --------            ------------
     Senior discount notes, net of unamortized discount.........................  $262,587              $245,182
     Austar interim financing facility, including accrued
       interest of $521 and $0, respectively....................................    38,212                    --
     Capitalized lease obligations..............................................     3,846                 4,522
     Mortgage note, interest at 7.885%, 7 year term.............................     1,025                 1,252
     Other......................................................................       930                 1,337
                                                                                  --------              --------
                                                                                   306,600               252,293
         Less current portion...................................................      (899)                 (896)
                                                                                  --------              --------
                                                                                  $305,701              $251,397
                                                                                  ========              ========

     On May 14, 1996, the Company raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of 14% senior discount notes (the "Notes"). No cash interest payments are required until May 15, 2001, at which time cash interest payments will be payable semi-annually on each May 15 and November 15. The Notes are due May 15, 2006. In September 1996, the Notes were exchanged for 14% Senior Discount Notes due 2006, Series B. Effective May 16, 1997, the interest rate on the Notes increased by an additional 0.75% per annum to 14.75%.

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

     In July 1997, Austar secured a financing facility from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Bank Facility"). The proceeds of the Bank Facility will be used to fund Austar's subscriber acquisition and working capital needs. The Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility; (ii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis; and (iii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels. The maximum amount of equity required in (ii) above would be A$30,000, approximately A$7,500 of which has already been contributed during 1997 and the remainder of which is expected to be contributed by a third party equity provider, UAP or United International Holdings, Inc. ("UIH"). The cash advance and term loan facilities are fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. As of June 30, 1997, Austar had drawn A$50,000 (US$38,840 converted using the exchange rate on each funding date) on an interim financing facility, which was subsequently repaid from the proceeds of the Bank Facility.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.   RELATED PARTY

     The Company and UIH Management, Inc. ("UIH Management"), a wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management will perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP. Effective May 1, 1996, pursuant to the Management Agreement, the management fee was $750 for the first year of such agreement, and fees shall increase on each anniversary date of the Management Agreement by 8% per year. In addition, the Company shall reimburse UAP for any out-of-pocket expenses incurred by UAP in performance of its duties under the Management Agreement, including travel, lodging and entertainment expenses.

     As of June 30, 1997, United International Properties, Inc. ("UIPI"), the immediate parent of UAP, had loaned Saturn $4,999 for the expansion of its system. This loan accrues interest at 15% and is due on September 12, 1997 unless extended at UIPI's option. As of June 30, 1997, UIPI had also loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% and is due on demand.

     Included in the amount due to parent is the following:

                                                                                             As of         As of
                                                                                           June 30,     December 31,
                                                                                             1997          1996
                                                                                           --------     -----------
      Austar technical assistance agreement obligations..............................       $2,086         $1,135
      Telefenua technical assistance agreement obligations...........................        2,304          1,879
      Saturn technical assistance agreement obligations..............................        1,514          1,002
      Other..........................................................................        1,883            647
                                                                                            ------         ------
                                                                                             7,787          4,663
           Less current portion......................................................       (3,353)        (1,905)
                                                                                            ------         ------
                                                                                            $4,434         $2,758
                                                                                            ======         ======

4.    SUBSEQUENT EVENT

      In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $("NZ$")30,000 (US$20,000) for its shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area. The proceeds from the sale are expected to provide a portion of the capital necessary for completion of the project, and SaskTel's 35% equity interest will reduce the Company's proportionate share of future fundings.

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

     The Company has no employees of its own. UAP, the Company's parent, provides various management, financial reporting, accounting and other services for the Company pursuant to the terms of the Management Agreement between UAP and the Company. Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based, in part, on their respective gross revenues (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

     The Company is responsible for its proportionate share of the capital requirements of the operating companies and has funded its share to date with capital contributed by UIH and from the proceeds of the Notes. In July 1997, Austar secured the Bank Facility of A$200,000 (US$155,000) to fund its subscriber acquisition and working capital needs (see Note 2).

     If the Company does not consummate an issuance of capital stock resulting in an Equity Sale prior to November 16, 1997, the then holders of the Notes would be entitled to receive warrants to purchase 3% of the common stock of the Company, assuming the aggregate fair market value of the Company's equity is $150,000, or, in certain circumstances, of the Company's immediate parent. The Company plans to pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that the Company will be successful in concluding an Equity Sale prior to November 16, 1997.

     The following table sets forth, as of June 30, 1997, (i) the total estimated funding required for the construction and initial marketing of the operating companies' systems in their existing license areas, including any capital invested to date and the application of any operating cash flow sources for such operating companies, (ii) the total amount of capital invested in each of the operating companies and the portion funded by the Company and (iii) the total estimated additional funding required based on the assumptions stated in
(i) above and the Company's estimated portion of such funding. Such amounts are expected to be funded over the next 24 to 36 months. The estimated required additional funding numbers below have not been reduced to give effect to any surplus cash flow of any one operating company which might be available to fund the requirements of another operating company. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. The Company's portion of estimated additional funding would be increased proportionately to the extent cash flow from the operating companies and other sources of financing are not sufficient to meet project funding requirements. To the extent that the other shareholders of XYZ Entertainment fail to fund their pro rata share of the additional shareholder capital, the Company may elect to fund all or a portion of such shortfall.

                            Estimated Total Project             Capital Invested                Estimated Required
                             Funding Requirements             As of June 30, 1997(1)            Additional Funding
     Operating             ------------------------      ----------------------------------  ------------------------
     Company               The Company      Total        The Company(2)       Total(2)       The Company        Total
     -------               -----------      -----        --------------       --------       -----------        -----
Austar                      $369,800      $369,800         $250,461(3)       $250,461(3)     $119,339(4)      $119,339
Saturn                       109,700       109,700           30,213(5)         30,213(5)       79,487(6)        79,487
Telefenua                     17,400        17,400           16,737            16,737             663              663
XYZ Entertainment             14,000        56,000           11,673            46,692           2,327            9,308
United Wireless                8,200         8,200            6,111             6,111           2,089            2,089
                            --------      --------         --------          --------        --------         --------
     Total                  $519,100      $561,100         $315,195          $350,214        $203,905         $210,886
                            ========      ========         ========          ========        ========         ========

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation.
(2) Includes amounts contributed to Austar (approximately $11,000) and Saturn (approximately $2,920) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
(3) Does not include the $58,600 paid by the Company to increase its economic interest in Austar to approximately 100%.
(4) The Austar Bank Facility of A$200,000 (US$155,000) reduces the Company's portion of the remaining funding requirements. As of June 30, 1997, Austar had drawn A$50,000 (US$38,840 converted using the exchange rate on each funding date) on an interim financing facility (see Note 2).
(5) Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100%.
(6) The SaskTel investment will reduce the Company's future funding requirement for Saturn to approximately $38,700 ($79,500 estimated for project completion less the $20,000 share subscription and SaskTel's estimated proportionate future funding of $20,800).

     In July 1997, SaskTel purchased a 35% equity interest in Saturn by investing approximately NZ$30,000 (US$20,000) for its shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area. The proceeds from the sale are expected to provide a portion of the capital necessary for completion of the project.

     The Company believes that it will be required to fund a total of approximately $163,000, after the effect of the SaskTel investment, in order to build-out its existing projects over the next four years. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. In addition to the recently completed Bank Facility (see Note 2) and cash on hand, the Company intends to raise additional capital through capital contributions from its parent corporation, further issuances of debt either by the Company or the operating companies, or by the sale of all or a part of its equity in certain of its operating subsidiaries. The Company's indenture and UIH's indentures place restrictions on the Company and certain of its subsidiaries with respect to the amount of additional debt each may incur. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indenture. The restrictions imposed by the indentures will be eliminated upon the retirement of UIH's notes at their maturity in November 1999 and upon the retirement of the Company's Notes at their maturity in May 2006.

     The Company is negotiating to sell all or a portion of its interest in Telefenua, the proceeds of which would be used to fund its other businesses. There can be no assurance that the Company will be successful in completing this sale.

     During the six months ended June 30, 1997, the Company recognized losses of $70,668 of which $35,736 was from non-cash depreciation and amortization and $1,443 was from non-cash equity in losses of affiliated companies. In addition, the Company recorded non-cash accretion of interest on the Notes of $17,498. During the six month period, the Company incurred related party payables totaling $11,633, including loans to Saturn and UIH Australia/Pacific Finance, Inc. The Company purchased $41,776 of property, plant and equipment and experienced a decrease of $28,163 in construction payables during the six months ended June 30, 1997. The majority of this construction activity relates to Austar. Austar also borrowed $39,286 on an interim financing facility to provide adequate funds for its operations until the Bank Facility closed. The Company purchased $3,663 and sold $22,303 of short-term investments, respectively, as part of its cash management activities for the six month period. The remainder of cash was primarily used in operations.

      During the six months ended June 30, 1996, UIH contributed capital of $10,707 to the Company and made bridge loans of $15,073 to Austar and Telefenua. In addition, the Company raised $225,115 of gross proceeds from the Notes. At that time, the Company acquired $25,000 of the Austar bridge loans from UIH with proceeds from the Notes and converted those loans (plus accrued interest of $600) to equity of Austar. Subsequently, the Company funded an additional $25,000 to Austar, thereby increasing the Company's interest in Austar to 96%. Prior to the closing of the Notes, approximately $5,000 of the Societe Francaise des Communications et du Cable S.A. ("SFCC") bridge loans was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. The remaining SFCC bridge loans totaling $2,600 (including accrued interest) will be either (i) repaid by SFCC, after which time the Company would invest the proceeds of such repayment as permitted under the Company's indenture, or (ii) converted by the Company into equity of SFCC. The bridge loans were used to fund the construction and initial marketing of Austar's and Telefenua's systems. The Company also made $10,450 in capital contributions to Saturn and XYZ Entertainment during the six months ended June 30, 1996 using capital contributed to it by UIH. Approximately $43,610 was used for the purchase of property, plant and equipment by Austar and Telefenua as these systems are in the process of building their multi-point microwave distribution systems ("MMDS") and direct-to-home ("DTH") satellite systems. The Company also experienced a related increase in construction payables of $6,521 during the period. The Company purchased $70,627 of short-term investments in connection with its cash management activities. The remainder was used in operations.

RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $12,283 and $24,841 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                      For the Three Months Ended           For the Six Months Ended
                                                                June 30,                           June 30,
                                                      ----------------------------         ------------------------
                                                        1997                 1996            1997            1996
                                                      -------              -------         -------          -------
         AUSTRALIA
              Austar.............................     $15,055              $3,059          $28,524          $4,127
              United Wireless....................         107                   1              131               5
         TAHITI
              Telefenua..........................         959                 876            1,875           1,738
         NEW ZEALAND
              Saturn.............................          98                  --              181              --
                                                      -------              ------          -------          ------
                Total service and other revenue..     $16,219              $3,936          $30,711          $5,870
                                                      =======              ======          =======          ======


         AUSTAR

              Service revenue at Austar was $15,055 and $28,524 for the three and six months ended June 30, 1997, respectively, compared to $3,059 and $4,127 for the corresponding periods in 1996. For the six months ended June 30, 1997, revenues consisted primarily of service and installation fees from basic subscribers of $23,930 and $3,836, respectively, with other revenue totaling $758. For the six months ended June 30, 1996, revenues consisted primarily of service and installation fees from basic subscribers of $2,627 and $1,494, respectively, with other revenue totaling $6. The increase in service revenue was primarily due to subscriber growth (149,495 at June 30, 1997 compared to 29,282 at June 30, 1996) as Austar continues to roll-out its services, which were initially launched in August 1995.

         TELEFENUA


              Telefenua's service revenue increased to $959 and $1,875 from $876 and $1,738 for the three and six months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to subscriber growth (6,080 at June 30, 1997 compared to 4,361 at June 30, 1996).

         SATURN

              The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the six months ended June 30, 1996. For the three and six months ended June 30, 1997, the Company reported service revenue of $98 and $181, respectively, compared with service revenue for Saturn of $52 and $104 for the corresponding periods in 1996. The increase is primarily due to an increase in subscribers (2,288 at June 30, 1997 compared to 1,125 at June 30, 1996).

SYSTEM OPERATING EXPENSE. System operating expense increased $8,311 and $14,855 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                           For the Three Months Ended          For the Six Months Ended
                                                                     June 30,                           June 30,
                                                           --------------------------          -------------------------
                                                             1997               1996             1997               1996
                                                           -------            -------          -------            -------
         Austar..................................          $ 9,999            $2,623           $18,466             $5,281
         Telefenua...............................              459               501               885              1,073
         Saturn..................................              932                --             1,659                 --
         United Wireless.........................              417               372               859                660
                                                           -------            ------           -------             ------
              Total system operating expense.....          $11,807            $3,496           $21,869             $7,014
                                                           =======            ======           =======             ======

         AUSTAR

              The Company reported operating expense from Austar of $9,999 and $18,466 for the three and six months ended June 30, 1997, respectively, compared to $2,623 and $5,281 for the comparable periods in the prior year. For the six months ended June 30, 1997, Austar's operating expense consisted primarily of satellite programming fees ($9,024), salaries and benefits ($3,073) and MMDS spectrum license fees ($1,279), with the remainder consisting of system travel, maintenance, vehicle and customer billing expenses. For the six months ended June 30, 1996, Austar's operating expense consisted primarily of salaries and benefits ($1,964), satellite programming fees ($995) and MMDS spectrum license fees ($688), with the remainder consisting of system travel, maintenance, vehicle and customer billing expenses. The increase in operating expense in 1997 was primarily due to the on-going roll-out of Austar's services and the corresponding increase in subscribers. Austar is currently experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain office-related costs). Austar expects operating expense as a percentage of service revenue to decline as start-up costs decrease and as certain fixed operating expenses are spread over expected increases in service revenues.

         TELEFENUA

              Operating expense at Telefenua decreased to $459 and $885 for the three and six month period ended June 30, 1997, respectively, from $501 and $1,073 for the corresponding periods in 1996. These decreases are primarily due to decreases in technical-related repairs and maintenance costs as well as a weakening in the local currency, partially offset by increased programming costs associated with the increase in subscribers. Telefenua's operating expense for the six months ended
         June 30, 1997 consisted primarily of programming-related expenses ($557) with the remainder consisting of payroll-related costs and technical-related costs. Telefenua's operating expense for the six months ended June 30, 1996 consisted primarily of programming-related expenses ($602) with the remainder consisting of payroll-related costs and technical-related costs.

         SATURN

              The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no operating expense for Saturn for the six months ended June 30, 1996. For the three and six months ended June 30, 1997, the Company reported system operating expense of $932 and $1,659, respectively, for Saturn compared with system operating expense of $378 and $720 for the corresponding periods in 1996. For the six months ended June 30, 1997, system operating expense consisted primarily of payroll ($721) and office expenses related to the system design and engineering work for the expansion of Saturn's Wellington system and to the provision of service to existing customers. For the six months ended June 30, 1996, system operating expense consisted primarily of payroll ($341) and office expenses.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $5,138 and $12,563 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                          For the Three Months Ended         For the Six Months Ended
                                                                   June 30,                           June 30,
                                                          --------------------------         -------------------------
                                                            1997               1996            1997             1996
                                                          -------            -------         --------         --------
         Austar..................................         $10,083            $5,964           $19,609         $  8,823
         Telefenua...............................             538               661             1,011            1,268
         Saturn..................................             746                --             1,396               --
         United Wireless.........................             404                 8               789              151
                                                          -------            ------           -------          -------
              Total system selling, general and
              administrative expense............          $11,771            $6,633           $22,805          $10,242
                                                          =======            ======           =======          =======


         AUSTAR

              Austar's  system  selling,   general  and  administrative  expense
         increased to $10,083 and $19,609 from $5,964 and $8,823 for the three and six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, system selling, general and administrative expense at Austar consisted primarily of salaries associated with the National Customer Operations Center and Austar's Sydney corporate headquarters ($6,009), marketing costs related to print, radio and television advertisements ($4,833), office-related expenses including rent and utilities ($3,361) and direct sales commissions ($2,897). During the six months ended June 30, 1996, system selling, general and administrative expense at Austar consisted primarily of salaries associated with the National Customer Operations Center and Austar's Sydney corporate headquarters ($3,464), marketing costs related to print, radio and television advertisements ($1,906), office-related expenses including rent and utilities ($1,605) and direct sales commissions ($1,030). The increase in 1997 was primarily due to the on-going roll-out of Austar's services. Austar expects that system selling, general and administrative expense as a percent of service revenue will continue to decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

         TELEFENUA

              System selling, general and administrative expense consolidated by the Company from Telefenua decreased to $538 and $1,011 for the three and six months ended June 30, 1997, respectively, from $661 and $1,268 for the same periods in the prior year. This decline was primarily due to a reduction in marketing costs during 1997 as well as a weakening of the local currency.

         SATURN

              The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense for Saturn for the six months ended June 30, 1996. Saturn's system selling, general and administrative expense was $746 and $1,396 for the three and six months ended June 30, 1997, respectively, compared to $442 and $801 for the comparable periods in 1996. For the six months ended June 30, 1997, system selling, general and administrative expense consisted primarily of marketing and support salaries and benefits ($721) associated with increased marketing efforts to expand the subscriber base as Saturn's system expands. For the six months ended June 30, 1996, system selling, general and administrative expense consisted primarily of marketing and support salaries and benefits ($341).

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $53 and $44 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $12,930 and $27,487 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. This increase was primarily attributable to the significant deployment of operating assets and subscriber growth at Austar during the latter part of 1996 and, to a lesser extent, in 1997.

EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company experienced decreases in equity in losses of affiliated companies of $458 and $1,125 for the three and six month ended June 30, 1997, respectively, compared to the corresponding amounts in the prior year as follows:

                                                        For the Three Months Ended         For the Six Months Ended
                                                                 June 30,                           June 30,
                                                        --------------------------        -------------------------
                                                          1997             1996             1997              1996
                                                        -------          -------          -------           -------

         Saturn (1)................................     $   --           $  528           $   --             $  929
         XYZ Entertainment.........................      1,077            1,007             1,443             1,639
                                                        ------           ------            ------            ------
              Total equity in losses of affiliated
              companies............................     $1,077           $1,535            $1,443            $2,568
                                                        ======           ======            ======            ======

         (1) The Company acquired a 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results effective July 1, 1996.



INTEREST INCOME. Interest income decreased $1,197 and $1,038 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods of the prior year. This decrease was due to reduced cash and short-term investment balances as a result of the fundings to the Company's affiliated operating systems.

INTEREST EXPENSE. Interest expense increased $5,953 and $14,320 for the three and six months ended June 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. This increase was primarily due to the issuance of the Notes. The Notes currently accrete interest at a rate of 14.75% compounded semi-annually.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

      The following tables set forth certain unaudited operating data:

                                                                          As of
                                                                       June 30, 1997
                                              -----------------------------------------------------------
                                              Television
                                               Homes in                                         Economic
                                               Service             Homes          Basic        Ownership
Operating System                                 Area           Serviceable    Subscribers      Interest
----------------                              ----------        -----------    -----------     ----------
Austar.....................................    1,622,000        1,589,000        149,495          100%
Saturn.....................................      141,000           16,113          2,288          100%(3)
Telefenua..................................       31,000           19,728          6,080           90%
XYZ Entertainment..........................          N/A(1)           N/A        443,073(2)        25%
                                               ---------        ---------        -------
      Total................................    1,794,000        1,624,841        600,936
                                               =========        =========        =======

                                                                          As of
                                                                       June 30, 1996
                                              -----------------------------------------------------------
                                              Television
                                               Homes in                                         Economic
                                               Service             Homes          Basic        Ownership
Operating System                                 Area           Serviceable    Subscribers      Interest
----------------                              -----------       -----------    -----------     ----------
Austar.....................................    1,500,000        1,171,000         29,282           94%
Saturn.....................................      141,000            6,000          1,125           50%
Telefenua..................................       31,000           17,458          4,361           90%
XYZ Entertainment..........................          N/A(1)           N/A        207,666(2)        25%
                                               ---------        ---------        -------
      Total................................    1,672,000        1,194,458        242,434
                                               =========        =========        =======

(1) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers, including Austar, Australis Media Limited, Foxtel Management Pty Limited and East Coast Television Pty Limited.
(2) Total estimated subscribers to the eight channel Galaxy package to which XYZ Entertainment supplies four channels.
(3)  In July 1997, the Company sold a 35% equity interest in Saturn.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.0 Supplemental Indenture dated as of June 30, 1997 between the Company and Firststar Bank of Minnesota N.A., as trustee.

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.

     Date of Report        Item Reported                                                     Financial Statements Filed
     --------------        -------------                                                     --------------------------
     May 15, 1997          Item 5 - Cautionary statement pursuant to safe harbor                        None
                           provisions of the Private Securities Litigation Reform
                           Act of 1995.

                                       16

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:      August 14, 1997
           ---------------

By:        /S/ J. Timothy Bryan
           ----------------------------------------------------------
           J. Timothy Bryan
           Chief Financial Officer and Treasurer
           (A Duly Authorized Officer and Principal Financial Officer)