Form 10-Q
period 1997-09-30
UIH AUSTRALIA PACIFIC INC
filed 1997-11-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

       Registrant's telephone number, including area code: (303) 770-4001







     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     The Company has no publicly-traded shares of capital stock. As of November 14, 1997, the Company had 13,864,941 shares of common stock outstanding.

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
                                              ------------------------------
Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 (Unaudited)........      2

     Condensed Consolidated Statements of Operations For the Three and Nine Months Ended
         September 30, 1997 and 1996 (Unaudited).............................................................      3

     Condensed Consolidated Statement of Stockholder's (Deficit) Equity For the Nine Months Ended
         September 30, 1997 (Unaudited)......................................................................      4

     Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 1997
         and 1996 (Unaudited)................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     10
------


                                               PART II - OTHER INFORMATION
                                               ---------------------------

Item 1 - Legal Proceedings...................................................................................     16
------

Item 5 - Other Information...................................................................................     16
------

Item 6 - Exhibits and Reports on Form 8-K....................................................................     17
------

                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)


                                                                                         September 30,     December 31,
                                                                                             1997              1996
                                                                                         -------------     ------------
ASSETS
Current assets
   Cash and cash equivalents........................................................       $ 45,689          $ 19,220
   Short-term investments...........................................................             --            18,640
   Subscriber receivables...........................................................          2,519             1,625
   Related party receivables........................................................          2,194             1,958
   Other current assets.............................................................          2,645             2,393
                                                                                           --------          --------
       Total current assets.........................................................         53,047            43,836

Marketable equity securities, including other investments in affiliated companies...          2,031             1,372
Property, plant and equipment, net of accumulated depreciation of $67,449 and
   $27,038, respectively............................................................        191,496           193,170
License fees, net of accumulated amortization of $3,324 and $2,520, respectively....          8,644            10,387
Goodwill, net of accumulated amortization of $6,932 and $3,835, respectively........         53,839            58,134
Other non-current assets, net, including related party receivables of $1,600 and
   $1,600, respectively.............................................................         14,872            12,424
                                                                                           --------          --------
       Total assets.................................................................       $323,929          $319,323
                                                                                           ========          ========

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities
   Accrued liabilities and accounts payable, including related party payables of
     $18,653 and $1,905, respectively...............................................       $ 37,624          $ 20,336
   Construction payables............................................................          6,924            38,407
   Accrued funding obligation.......................................................            904             1,270
   Related party note payable.......................................................          4,999                --
   Current portion of long-term debt................................................          1,286             1,108
                                                                                           --------          --------
       Total current liabilities....................................................         51,737            61,121

Due to parent.......................................................................          4,112             2,758
Senior discount notes and other liabilities.........................................        370,183           251,397
                                                                                           --------          --------
       Total liabilities............................................................        426,032           315,276
                                                                                           --------          --------

Minority interest in subsidiary.....................................................         13,227                --
                                                                                           --------          --------
Stockholder's (deficit) equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     and outstanding................................................................             --                --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 and
     13,864,941 shares issued and outstanding, respectively.........................            139               139
   Additional paid-in capital.......................................................        118,331           112,346
   Unrealized loss on investment....................................................         (2,753)           (3,412)
   Cumulative translation adjustments...............................................         (9,734)            1,867
   Accumulated deficit..............................................................       (221,313)         (106,893)
                                                                                           --------          --------
       Total stockholder's (deficit) equity.........................................       (115,330)            4,047
                                                                                           --------          --------
       Total liabilities and stockholder's (deficit) equity.........................       $323,929          $319,323
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

                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)


                                                                     For the Three Months Ended          For the Nine Months Ended
                                                                            September 30,                       September 30,
                                                                     --------------------------         ----------------------------
                                                                       1997               1996             1997               1996
                                                                     --------          --------         ---------          ---------
Service and other revenue ..................................         $ 18,341          $  7,392         $  49,052          $ 13,262

System operating expense, including related party
   expense of $853, $0, $2,174 and $362, respectively ......          (13,988)           (6,262)          (35,857)          (13,276)
System selling, general and administrative expense .........          (14,220)           (9,383)          (37,025)          (19,625)
Corporate general and administrative expense,
   including management fees to a related party of
   $203, $188, $588 and $563, respectively .................             (309)             (214)             (885)             (746)
Depreciation and amortization ..............................          (22,061)           (7,686)          (57,797)          (15,935)
                                                                     --------          --------         ---------          --------
       Net operating loss ..................................          (32,237)          (16,153)          (82,512)          (36,320)

Equity in losses of affiliated companies ...................             (557)           (1,933)           (2,000)           (4,501)
Interest income ............................................              247             1,967               526             3,284
Interest expense, including related party interest
   expense of $555, $0, $633 and $0, respectively ..........          (11,214)           (8,647)          (29,676)          (12,855)
Other (expense) income, net ................................             (342)              383            (1,109)            1,001
                                                                     --------          --------         ---------          --------
       Net loss before minority interest ...................          (44,103)          (24,383)         (114,771)          (49,391)

Minority interest in subsidiaries ..........................              351               457               351             2,062
                                                                     --------          --------         ---------          --------
       Net loss ............................................         $(43,752)         $(23,926)        $(114,420)         $(47,329)
                                                                     ========          ========         =========          ========

Net loss per common share ..................................         $  (3.16)         $  (1.73)        $   (8.25)         $  (3.48)
                                                                     ========          ========         =========          ========

Weighted-average number of common shares outstanding .......       13,864,941        13,837,211        13,864,941        13,615,372
                                                                   ==========        ==========        ==========        ==========





            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                UIH AUSTRALIA/PACIFIC, INC.
                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY
                                         (Stated in thousands, except share amounts)
                                                       (Unaudited)



                                            Common Stock         Additional    Unrealized    Cumulative
                                         ------------------        Paid-In      Loss on      Translation    Accumulated
                                         Shares      Amount        Capital     Investment    Adjustments      Deficit       Total
                                         ------      ------      ----------    ----------    -----------    -----------     -----
Balances, December 31, 1996 .......... 13,864,941     $139        $112,346      $(3,412)      $ 1,867       $(106,893)   $   4,047

Gain on sale of stock by
  subsidiary .........................         --       --           5,985           --            --              --        5,985
Change in unrealized loss on
  investment .........................         --       --              --          659            --              --          659
Change in cumulative translation
  adjustments ........................         --       --              --           --       (11,601)             --      (11,601)
Net loss .............................         --       --              --           --            --        (114,420)    (114,420)
                                       ----------     ----        --------      -------       -------       ---------    ---------

Balances, September 30, 1997.........  13,864,941     $139        $118,331      $(2,753)      $(9,734)      $(221,313)   $(115,330)
                                       ==========     ====        ========      =======       =======       =========    =========


















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              4

                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)
                                                       (Unaudited)
                                                                                                        For the Nine Months Ended
                                                                                                              September 30,
                                                                                                       ---------------------------
                                                                                                         1997               1996
                                                                                                       ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................................         $(114,420)         $(47,329)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization .............................................................            57,797            15,935
   Equity in losses of affiliated companies ..................................................             2,000             4,501
   Minority interest share of losses .........................................................              (351)           (2,062)
   Increase in technical assistance agreement payables .......................................             2,248             1,772
   Accretion of interest on senior discount notes ............................................            26,969            12,028
   Increase in subscriber receivables ........................................................            (1,079)           (3,580)
   Decrease (increase) in other assets .......................................................               165            (6,855)
   Increase in accounts payable, accrued liabilities and other ...............................            19,992            17,473
                                                                                                       ---------          --------

Net cash flows used in operating activities ..................................................            (6,679)           (8,117)
                                                                                                       ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments ...........................................................            (3,663)         (132,887)
Proceeds from sale of short-term investments .................................................            22,303           105,257
Restricted cash deposited ....................................................................                --           (10,000)
Investments in and advances to affiliated companies and other investments ....................            (2,366)          (10,651)
Purchase of property, plant and equipment ....................................................           (67,948)         (105,899)
(Decrease) increase in construction payables .................................................           (29,385)            5,636
                                                                                                       ---------          --------

Net cash flows used in investing activities ..................................................           (81,059)         (148,544)
                                                                                                       ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from parent ............................................................                --            10,664
Cash contribution from minority interest partner .............................................            20,336                --
Proceeds from offering of senior discount notes ..............................................            29,925           225,115
Deferred debt offering costs .................................................................            (4,632)           (9,624)
Borrowing on related party payables to parent ................................................             4,999            15,073
Payment on bridge loan payable to parent .....................................................                --           (25,000)
Borrowing on other debt ......................................................................            65,971                13
Payment on other debt ........................................................................              (959)               --
                                                                                                       ---------          --------

Net cash flows provided by financing activities ..............................................           115,640           216,241
                                                                                                       ---------          --------

EFFECT OF EXCHANGE RATES ON CASH .............................................................            (1,433)              918
                                                                                                       ---------          --------
INCREASE IN CASH AND CASH EQUIVALENTS ........................................................            26,469            60,498
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................            19,220             8,730
                                                                                                       ---------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................         $  45,689          $ 69,228
                                                                                                       =========          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash stock issuance for purchase of 50% interest in Saturn ...........................         $      --          $  7,800
                                                                                                       =========          ========
    Gain on issuance of shares by a wholly-owned subsidiary ..................................         $   5,985          $     --
                                                                                                       =========          ========
    Decrease (increase) in unrealized loss on investment .....................................         $     659          $   (784)
                                                                                                       =========          ========
    Assets acquired with capital leases ......................................................         $      --          $  1,707
                                                                                                       =========          ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash received for interest ...............................................................         $     377          $    131
                                                                                                       =========          ========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1997
                     (Monetary amounts stated in thousands)
                                   (Unaudited)


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

      In November 1997, the Company effected a stock split whereby the 500 shares of common stock outstanding were exchanged for 13,864,941 shares of common stock. All share and per share amounts have been retroactively restated to reflect this event.

      In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. For a more complete understanding of the Company's financial position and results of its operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

                                                                            As of
                                                                     September 30, 1997
                                            ------------------------------------------------------------------------
                                              Investments in       Cumulative Equity       Cumulative
                                              and Advances to         in Losses of        Translation
                                            Affiliated Company     Affiliated Company     Adjustments         Total
                                            ------------------     ------------------     ------------        -----
       XYZ Entertainment..................      $18,202(1)              $(18,312)            $110             $  --
                                                =======                 ========             ====             =====

                                                                            As of
                                                                      December 31, 1996
                                            ------------------------------------------------------------------------
                                              Investments in       Cumulative Equity       Cumulative
                                              and Advances to         in Losses of        Translation
                                            Affiliated Company     Affiliated Company     Adjustments         Total
                                            ------------------     ------------------     ------------        -----
       XYZ Entertainment..................      $16,202(1)              $(16,312)            $110             $  --
                                                =======                 ========             ====             =====

       (1) Includes an accrued funding obligation of $904 and $1,270 at September 30, 1997 and December 31, 1996, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber premises equipment and capitalized installation labor is depreciated over three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off. Depreciation expense is computed using the straight-line method over the estimated useful lives shown below. Detail of property, plant and equipment is as follows:

                                                                  As of                 As of
                                                              September 30,         December 31,          Average
                                                                  1997                  1996               Life
                                                              -------------         ------------          -------
       Subscriber premises equipment and converters.......      $155,860              $125,238                 3
       MMDS distribution facilities.......................        58,217                57,073              5-10
       Cable distribution networks........................        16,297                11,672              5-10
       Furniture and fixtures.............................         2,005                 2,031              5-10
       Leasehold improvements.............................         3,272                 3,465              6-10
       Other..............................................        23,294                20,729               3-5
                                                                --------              --------
                                                                 258,945               220,208
               Accumulated depreciation...................       (67,449)              (27,038)
                                                                --------              --------
               Net property, plant and equipment..........      $191,496              $193,170
                                                                ========              ========

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

SAB 51 ACCOUNTING POLICY

     Under Staff Accounting Bulletin No. 51 ("SAB 51"), the gain of $5,985 recognized by the Company upon the issuance by Saturn of newly issued shares in exchange for the sale of a 35% interest in Saturn was credited directly to equity (see Note 4). The Company has adopted a SAB 51 policy to record all gains as a result of stock sales by its subsidiaries in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's (deficit) equity.

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

                          UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   SENIOR DISCOUNT NOTES AND OTHER LIABILITIES

     Senior discount notes and other liabilities consists of the following:

                                                                                        As of                As of
                                                                                    September 30,        December 31,
                                                                                        1997                 1996
                                                                                    -------------        ------------
       May 1996 Notes (as defined below), net of unamortized discount.............     $272,094            $245,182
       September 1997 Notes (as defined below), net of unamortized discount.......       29,982                  --
       Austar Bank Facility (as defined below)....................................       63,144                  --
       Capitalized lease obligations..............................................        3,990               4,522
       Mortgage note, interest at 7.885%, 7 year term.............................        1,158               1,464
       Other......................................................................        1,101               1,337
                                                                                       --------            --------
                                                                                        371,469             252,505
           Less current portion...................................................       (1,286)             (1,108)
                                                                                       --------            --------
                                                                                       $370,183            $251,397
                                                                                       ========            ========

     On May 14, 1996, the Company raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of 14% senior discount notes (the "May 1996 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an issuance of its capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the May 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to maturity.

     On September 23, 1997, the Company received total gross proceeds of $29,925 from the private placement of $45,000 aggregate principal amount of 14% senior discount notes (the "September 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an Equity Sale. Due to this increase in interest rates, the September 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to maturity.

     If the Company does not consummate an Equity Sale prior to November 16, 1997, the then holders of the May 1996 Notes and the September 1997 Notes (collectively, the "Notes") will be entitled to receive warrants to purchase 3.4% of the common stock of the Company for an aggregate exercise price of approximately $5,100. The Company plans to issue such warrants on November 17, 1997, as it will not conclude an Equity Sale prior to November 16, 1997.

     In July 1997, Austar secured a financing facility from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility; (ii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis; and (iii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels. The maximum amount of equity required in (ii) above would be A$30,000, approximately A$18,500 of which has already been contributed through September 30, 1997, and the remainder of which is expected to be contributed by the Company from the proceeds of the September 1997 Notes or by UIH Asia/Pacific Communications, Inc. ("UAP") or United International Holdings, Inc. ("UIH"). The cash advance and term loan facilities are fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. As of September 30, 1997, Austar had drawn A$87,000 (US$63,144 converted using the September 30, 1997 exchange rate) on the Austar Bank Facility.

                          UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   RELATED PARTY

     The Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management will perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP. Pursuant to the Management Agreement, the management fee was $750 for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8% per year. In addition, the Company shall reimburse UAP for any out-of-pocket expenses incurred by UAP in performance of its duties under the Management Agreement, including travel, lodging and entertainment expenses.

     Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based, in part, on their respective gross revenues.

     As of September 30, 1997, United International Properties, Inc. ("UIPI"), the immediate parent of UAP, had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% and is due on demand.

     Included in the amount due to parent is the following:

                                                                                     As of                As of
                                                                                 September 30,         December 31,
                                                                                     1997                 1996
                                                                                 -------------         -----------
     Payable to UIH and UAP for management fees, invoices and capital
       contributions paid by UIH on the Company's behalf.....................      $17,024               $  317
     Austar technical assistance agreement obligations.......................        2,614                1,135
     Telefenua technical assistance agreement obligations....................        2,497                1,879
     Saturn technical assistance agreement obligations.......................          205                1,002
     Other...................................................................          425                  330
                                                                                   -------               ------
                                                                                    22,765                4,663
         Less current portion................................................      (18,653)              (1,905)
                                                                                   -------               ------
                                                                                   $ 4,112               $2,758
                                                                                   =======               ======

4.   SATURN TRANSACTION

     In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $("NZ$")30,000 (US$19,600) for its shares (the "Saturn Transaction"). The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area.

5.   SUBSEQUENT EVENT

     Australis Media Limited ("Australis"), a supplier of movie and sports programming as well as satellite distribution services to Austar, has publicly announced that it may need to appoint a receiver owing to liquidity issues. The Company is currently in negotiations with Australis and other programming suppliers for these types of programming and, therefore, currently believes it will be able to make satisfactory programming arrangements in the event of a disruption in service from Australis. There can be no assurance, however, that such arrangements will be concluded, or will be concluded on terms favorable to Austar.

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

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities and have not yet achieved the expected subscriber penetration levels anticipated with mature operating systems, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction, initial marketing of service and the achievement of anticipated subscriber penetration levels by the operating companies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $26,469 from $19,220 as of December 31, 1996 to $45,689 as of September 30, 1997. Principal sources of cash during the nine months ended September 30, 1997 included $65,971 of borrowings on the Austar Bank Facility, $29,925 gross proceeds from the issuance of the September 1997 Notes, $20,336 from the Saturn Transaction, the net sale of the remaining balance in short-term investments of $18,640 and a loan from UIPI of $4,999. These funds were used principally for purchases of property, plant and equipment totaling $67,948 to continue the build-out of the Company's existing projects, primarily Austar, and to pay down related construction payables that existed as of December 31, 1996 totaling $29,385, as well as funding operating activities of $6,679 during the period. During the nine months ended September 30, 1997, the Company incurred a net loss of $114,420 of which $57,797 was from non-cash depreciation and amortization expense and $26,969 was from non-cash accretion of interest on the Notes. In addition, accounts payable, accrued liabilities and other increased $19,992, the majority of which was due to an increase in the amounts owed to UIH and UAP for capital contributions paid by UIH on the Company's behalf.

     During the nine months ended September 30, 1996, cash and cash equivalents increased $60,498 from $8,730 as of December 31, 1995 to $69,228 as of September 30, 1996. Principal sources of cash during this period included $225,115 gross proceeds from the issuance of the May 1996 Notes, loans from UIH totaling $15,073 and capital contributions from UIH totaling $10,664. These funds were used principally to purchase property, plant and equipment totaling $105,899 to construct Austar's and Telefenua's systems, to purchase net short-term investments of $27,630, to pay down the $25,000 owed to UIH under a bridge loan and to contribute $10,651 to Saturn and XYZ Entertainment to meet the Company's funding obligations, as well as funding operating activities of $8,117 during the period. During the nine months ended September 30, 1996, the Company incurred a net loss of $47,329 of which $15,935 was from non-cash depreciation and amortization expense and $12,028 was from non-cash accretion of interest on the May 1996 Notes. In addition, accounts payable, accrued liabilities and other increased $17,473, the majority of which was related to the build-out of the operating systems.

      If the Company does not consummate an Equity Sale prior to November 16, 1997, the then holders of the Notes would be entitled to receive warrants to purchase 3.4% of the common stock of the Company for an aggregate exercise price of approximately $5,100. The Company plans to issue such warrants on November 17, 1997, as it will not conclude an Equity Sale prior to November 16, 1997.

     The Company is responsible for its proportionate share of the capital requirements of the operating companies. The Company has funded its proportionate share to date with capital contributed by UIH and proceeds of the Notes and has reduced its proportionate share to date with the Austar Bank Facility (see Note 2) and the Saturn Transaction (see Note 4).

     The following table sets forth, as of September 30, 1997, (i) the total estimated funding required for the construction and initial marketing of the operating companies' systems in their existing license areas, including any capital invested to date and the application of any operating cash flow sources for such operating companies, (ii) the total amount of capital invested in each of the operating companies and the portion funded by the Company and by bank facilities and (iii) the total estimated additional funding required based on the assumptions stated in (i) above and the Company's estimated portion of such funding. Such amounts are expected to be funded over the next 24 to 36 months. The estimated required additional funding numbers below have not been reduced to give effect to any surplus cash flow of any one operating company which might be available to fund the requirements of another operating company. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. The Company's portion of estimated additional funding would be increased proportionately to the extent cash flow from the operating companies and other sources of financing are not sufficient to meet project funding requirements. To the extent that the other shareholders of Saturn and XYZ Entertainment fail to fund their pro rata share of the additional shareholder capital, the Company may elect to fund all or a portion of such shortfall.

                            Estimated Total Project                 Capital Invested                 Estimated Required
                              Funding Requirements             As of September 30, 1997(1)           Additional Funding
  Operating               ---------------------------         ----------------------------      ----------------------------
   Company                The Company         Total           The Company(2)      Total(2)      The Company         Total
  ---------               -----------        --------         --------------    ----------      -----------      -----------
Austar                      $391,000         $391,000           $290,202(3)     $290,202(3)     $100,798(4)      $100,798(4)
Saturn                        83,015          130,464             31,296(5)       50,896(6)       51,719           79,568
Telefenua                     17,400           17,400             16,737          16,737             663              663
XYZ Entertainment             13,974           55,896             13,185          52,740             789            3,156
United Wireless                8,226            8,226              7,087           7,087           1,139            1,139
                            --------         --------           --------        --------        --------         --------
     Total                  $513,615         $602,986           $358,507        $417,662        $155,108         $185,324
                            ========         ========           ========        ========        ========         ========

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation.
(2) Includes amounts contributed to Austar (approximately $11,000) and Saturn (approximately $2,920) by shareholders other than the Company which were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
(3) Includes A$87,000 (US$67,545 converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility. Does not include the $58,600 paid by the Company to increase its economic interest in Austar to approximately 100%.
(4) The Austar Bank Facility of A$200,000 (US$155,000) reduces the Company's portion of the remaining funding requirements. As of September 30, 1997, Austar had drawn A$87,000 on this facility leaving A$113,000 (US$82,015 converted using the September 30, 1997 exchange rate) that can be drawn down, assuming compliance with certain financial covenants (see Note 2).
(5) Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100% effective July 1996.
(6) Includes the $19,600 invested by SaskTel for its 35% interest in Saturn in July 1997. Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100% effective July 1996.

     The Company received total gross proceeds of $29,925 from the issuance of the September 1997 Notes. The Company plans to use the proceeds from the sale to fund capital expenditure and working capital requirements of its subsidiaries and affiliates as permitted by the terms of the Company's indentures.

     The Company believes that it will be required to fund a total of approximately $155,108 in order to build-out its existing projects over the next three years. To the extent the operating companies fund their construction and other costs through project financing, the Company's portion of estimated additional funding would be reduced proportionately. In addition to the Austar Bank Facility (see Note 2) and cash on hand, the Company intends to raise additional capital through capital contributions from its parent corporation, further issuances of debt either by the Company or the operating companies, or by the sale of all or a part of its equity in certain of its operating subsidiaries. The Company's indentures and UIH's indentures place restrictions on the Company and certain of its subsidiaries with respect to the amount of additional debt each may incur. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indentures. The restrictions imposed by the indentures will be eliminated upon the retirement of UIH's notes at their maturity in November 1999 and upon the retirement of the Company's Notes at their maturity in May 2006.

     The Company is negotiating to sell all or a portion of its interest in Telefenua, the proceeds of which would be used to fund its other businesses. There can be no assurance that the Company will be successful in completing this sale.

     Australis, a supplier of movie and sports programming as well as satellite distribution services to Austar, has publicly announced that it may need to appoint a receiver owing to liquidity issues. The Company is currently in negotiations with Australis and other programming suppliers for these types of programming and, therefore, currently believes it will be able to make satisfactory programming arrangements in the event of a disruption in service from Australis. There can be no assurance, however, that such arrangements will be concluded, or will be concluded on terms favorable to Austar.

RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $10,949 and $35,790 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                       For the Three Months Ended           For the Nine Months Ended
                                                              September 30,                       September 30,
                                                      ----------------------------         ---------------------------
                                                        1997                 1996            1997                1996
                                                      -------               ------         -------             -------
AUSTRALIA:
   Austar........................................     $16,986               $6,418         $45,510             $10,544
   United Wireless...............................         134                   37             265                  42
NEW ZEALAND:
   Saturn........................................         133                   44             314                  44
TAHITI:
   Telefenua  ...................................       1,088                  893           2,963               2,632
                                                      -------               ------         -------             -------
       Total service and other revenue...........     $18,341               $7,392         $49,052             $13,262
                                                      =======               ======         =======             =======

          AUSTAR

               Service and other revenue for Austar increased $10,568, or 164.7%, from $6,418 for the three months ended September 30, 1996 to $16,986 for the three months ended September 30, 1997. This increase was primarily due to subscriber growth (178,832 at September 30, 1997 compared to 60,276 at September 30, 1996) as Austar continues to roll-out its services.

               Service and other revenue for Austar increased $34,966, or 331.6%, from $10,544 for the nine months ended September 30, 1996 to $45,510 for the nine months ended September 30, 1997. This increase is due to the aforementioned subscriber growth.

          SATURN

               The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the six months ended June 30, 1996. For the three and nine months ended September 30, 1997, Saturn reported service revenue of $133 and $314, respectively, compared with service revenue of $44 and $148 for the corresponding periods in 1996. The increase each period was primarily due to an increase in subscribers (2,829 at September 30, 1997 compared to 1,235 at September 30, 1996).

          TELEFENUA

               Telefenua's service revenue increased to $1,088 and $2,963 from $893 and $2,632 for the three and nine months ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to subscriber growth (6,257 at September 30, 1997 compared to 4,678 at September 30, 1996).

SYSTEM OPERATING EXPENSE. System operating expense increased $7,726 and $22,581 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                          For the Three Months Ended         For the Nine Months Ended
                                                                  September 30,                     September 30,
                                                          ---------------------------       ----------------------------
                                                            1997                1996          1997                1996
                                                          -------             -------       -------              -------
Austar.................................................   $11,375             $4,830        $29,841              $10,111
Saturn.................................................       802                599          2,461                  599
Telefenua..............................................       566                569          1,451                1,642
United Wireless........................................       414                264          1,273                  924
Other..................................................       831                 --            831                   --
                                                          -------             ------        -------              -------
       Total system operating expense..................   $13,988             $6,262        $35,857              $13,276
                                                          =======             ======        =======              =======

          AUSTAR

               Operating expense for Austar increased $6,545, or 135.5%, from $4,830 for the three months ended September 30, 1996 to $11,375 for the three months ended September 30, 1997. This increase was due to an increase in satellite programming fees and copyright costs totaling $4,088 which corresponds to the increase in subscribers and additional basic programming services, an increase in salaries and benefits of $206 as a result of additional personnel to support Austar's launch of local and state offices in its markets, an increase in customer subscriber management expenses of $914 related to volume increases in billing and collections, with the remainder due to increases in system travel, maintenance, vehicle costs and management fees.

               Operating expense for Austar increased $19,730, or 195.1%, from $10,111 for the nine months ended September 30, 1996 to $29,841 for the nine months ended September 30, 1997. This increase was due to an increase in satellite programming fees and copyright costs totaling $12,108 which corresponds to the increase in subscribers and additional basic programming services, an increase in salaries and benefits of $1,677 as a result of additional personnel to support Austar's launch of local and state offices in its markets, an increase in customer subscriber management expenses of $2,259 related to volume increases in billing and collections, with the remainder due to increases in system travel, maintenance, vehicle costs and management fees.

               Austar is experiencing high operating expense relative to service revenue due to certain fixed operating expenses (such as management overhead, license fees and certain office-related costs). Austar expects operating expense as a percentage of service revenue to decline as start-up costs decrease and as certain fixed operating expenses are spread over expected increases in service revenues.

          SATURN

               The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no operating expense for Saturn for the six months ended June 30, 1996. For the three and nine months ended September 30, 1997, Saturn reported system operating expense of $802 and $2,461, respectively, compared with system operating expense of $599 and $1,319 for the corresponding periods in 1996. System operating personnel expenses decreased $85 and increased $296 for the three and nine months ended September 30, 1997, respectively, in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area.

          TELEFENUA

               Operating  expense at Telefenua  decreased to $566 and $1,451 for the three and nine month period ended September 30, 1997, respectively, from $569 and $1,642 for the corresponding periods in 1996. These decreases were primarily due to decreases in technical-related repairs and maintenance costs as well as a weakening in the local currency, partially offset by increased programming costs associated with the increase in subscribers.

          OTHER

               In September 1997, the Company began paying a satellite service fee of approximately $480 per month as part of their five-year agreement with Optus Vision Pty Limited ("Optus"). In addition, the Company expensed a related deposit charged by Optus during the quarter. In future periods, these costs will be incurred at the operating system level based on usage of the satellite.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $4,837 and $17,400 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                          For the Three Months Ended         For the Nine Months Ended
                                                                 September 30,                      September 30,
                                                         ----------------------------        -------------------------
                                                           1997                 1996           1997              1996
                                                         -------              -------        -------           -------
Austar...............................................    $12,301              $7,482         $31,910           $16,305
Saturn...............................................        934                 889           2,330               889
Telefenua............................................        492                 691           1,503             1,959
United Wireless......................................        493                 321           1,282               472
                                                         -------              ------         -------           -------
       Total system selling, general and
         administrative expense......................    $14,220              $9,383         $37,025           $19,625
                                                         =======              ======         =======           =======

          AUSTAR

               System selling, general and administrative expense for Austar increased $4,819, or 64.4%, from $7,482 for the three months ended September 30, 1996 to $12,301 for the three months ended September 30, 1997. This increase was primarily due to an increase in salaries associated with the National Customer Operations Center and Austar's corporate headquarters of $1,519 as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements of $1,484 associated with subscriber acquisition and an increase in direct sales commissions of $393 due to subscriber growth. In addition, $855 of the increase related to one-time charges for the restructuring and consolidation of various regional offices.

               System selling, general and administrative expense for Austar increased $15,605, or 95.7%, from $16,305 for the nine months ended September 30, 1996 to $31,910 for the nine months ended September 30, 1997. This increase was primarily due to an increase in salaries associated with the National Customer Operations Center and Austar's corporate headquarters of $5,526 as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements of $4,413 associated with subscriber acquisition and an increase in direct sales commission of $2,261 due to subscriber growth. In addition, $855 of the increase related to one-time charges for the restructuring and consolidation of various regional offices.

               Austar expects that system selling, general and administrative expense as a percent of service revenue will continue to decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

          SATURN

               The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense for Saturn for the six months ended June 30, 1996. Saturn's system selling, general and administrative expense was $934 and $2,330 for the three and nine months ended September 30, 1997, respectively, compared to $889 and $1,690 for the comparable periods in 1996. System selling and marketing salaries and expenses increased $111 and $524 for the three and nine months ended September 30, 1997, respectively, related to increases in direct sales commissions due to subscriber growth and marketing/promotion costs for subscriber acquisition.

          TELEFENUA

               System selling, general and administrative expense consolidated by the Company from Telefenua decreased to $492 and $1,503 for the three and nine months ended September 30, 1997, respectively, from $691 and $1,959 for the same periods in the prior year. These decreases were primarily due to a reduction in marketing costs during 1997 as well as a weakening of the local currency.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $95 and $139 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $14,375, or 187.0%, from $7,686 for the three months ended September 30, 1996 to $22,061 for the three months ended September 30, 1997. This increase was primarily attributable to a larger asset base due to the significant deployment of operating assets to meet subscriber growth during the latter part of 1996 and, to a lesser extent, in 1997. For the three months ended September 30, 1997, depreciation and amortization expense at Austar was $19,982, an increase of $13,696 compared to the same quarter in the prior year.

     Depreciation and amortization expense increased $41,862, or 262.7%, from $15,935 for the nine months ended September 30, 1996 to $57,797 for the nine months ended September 30, 1997, for the reasons discussed above. For the nine months ended September 30, 1997, depreciation and amortization expense at Austar was $51,914, an increase of $39,645 compared to the corresponding period in 1996.

EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company experienced decreases in equity in losses of affiliated companies of $1,376 and $2,501 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended         For the Nine Months Ended
                                                                    September 30,                    September 30,
                                                            --------------------------         -------------------------
                                                              1997               1996            1997              1996
                                                            -------            -------         -------           -------
XYZ Entertainment....................................        $557               $1,933         $2,000            $3,571
Saturn (1)...........................................          --                   --             --               930
                                                             ----               ------         ------            ------
       Total equity in losses of affiliated
         companies...................................        $557               $1,933         $2,000            $4,501
                                                             ====               ======         ======            ======

(1) The Company acquired a 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results effective July 1, 1996. In July 1997, the Company reduced its interest in Saturn to 65% from 100% (see Note 4).


INTEREST INCOME. Interest income decreased $1,720 and $2,758 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The decreases were due to reduced cash and short-term investment balances related to the funding of the Company's investments in affiliated companies.

INTEREST EXPENSE. Interest expense increased $2,567 and $16,821 for the three and nine months ended September 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase for the nine months ended September 30, 1997 resulted from having the May 1996 Notes outstanding for the entire nine month period. The Notes currently accrete interest at a rate of 14.75% compounded semi-annually. In addition, interest expense related to the Austar Bank Facility was $951 and $1,692 for the three and nine months ended September 30, 1997, respectively.

                           PART II - OTHER INFORMATION
                           ---------------------------

                           ITEM 1 - LEGAL PROCEEDINGS

     Carl M. Johnson, an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses, filed a complaint in 1996 claiming that UIH owed him an equity interest in unspecified subsidiaries of UIH. This matter was settled in September 1997.


                           ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

     The following tables set forth certain unaudited operating data:

                                                                                    As of
                                                                              September 30, 1997
                                                -------------------------------------------------------------------------
                                                 Television
                                                  Homes in                                                      Economic
                                                  Service          Homes           Basic            Basic       Ownership
     Operating System                               Area        Serviceable     Subscribers      Penetration    Interest
     ----------------                           ------------    -----------     -----------      -----------    ---------
     Austar.............................         1,622,000      1,589,000         178,832           11.3%         100%
     Saturn.............................           141,000         20,124           2,829           14.1%          65%
     Telefenua..........................            31,000         20,128           6,257           31.1%          90%
     XYZ Entertainment..................               N/A(1)         N/A         524,000(2)         N/A           25%
                                                 ---------      ---------         -------
           Total........................         1,794,000      1,629,252         711,918
                                                 =========      =========         =======

                                                                                    As of
                                                                              September 30, 1996
                                                -------------------------------------------------------------------------
                                                Television
                                                 Homes in                                                       Economic
                                                 Service           Homes           Basic            Basic       Ownership
     Operating System                              Area         Serviceable     Subscribers      Penetration    Interest
     ----------------                           ------------    -----------     -----------      -----------    ---------
     Austar.............................        1,537,000       1,371,115          60,276             4.4%         100%
     Saturn.............................          141,000          10,468           1,235            11.8%         100%
     Telefenua..........................           31,000          18,633           4,678            25.1%          90%
     XYZ Entertainment..................              N/A(1)          N/A         258,210(2)          N/A           25%
                                                ---------       ---------         -------
            Total........................       1,709,000       1,400,216         324,399
                                                =========       =========         =======

(1) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers, including Austar, Australis, Foxtel Management Pty Limited and East Coast Television Pty Limited.
(2) This figure represents the total estimated subscribers to the eight channel Galaxy package to which XYZ Entertainment supplies four channels. In addition, XYZ Entertainment launched a fifth channel, the Lifestyle Channel, on September 1, 1997.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1A Articles of Amendment to Articles of Incorporation of the Company, incorporated by reference to the Registration Statement on Form S-3, Amendment No. 1, of the Company filed with the Commission on November 14, 1997 (File No. 333-37651)
     4.1 The Indenture dated as of September 23, 1997, between the Company and Firststar Bank of Minnesota, N.A. (the "Indenture"), incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.2 Purchase Agreement dated September 16, 1997, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.3      Registration  Rights Agreement dated September 23, 1997,  between the Company and DLJ, incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.15 Subscription and Investment Agreement dated July 21, 1997, among SaskTel, Saskatchewan Telecommunications Holding Corporation, UIH New Zealand Holdings, Inc. ("UIHNZ"), UAP and Saturn, as amended, incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.16 Shareholders Agreement dated July 23, 1997, among SaskTel, UIHNZ and Saturn, incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.26 A$200,000,000 Syndicated Senior Secured Debt Facility Agreement, dated July 31, 1997, among Austar, Chase Securities Australia
               Limited, the Guarantors named therein and the financial institutions named therein*
     10.31 Amendment No. 1 to Technical Assistance Agreement dated July 23, 1997, between Saturn and UAP, incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.32 Technical Assistance Agreement dated July 23, 1997, between SaskTel and Saturn, incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     10.37 Warrant Agreement dated as of November 15, 1997, between the Company and Firststar Bank of Minnesota, N.A., incorporated by reference to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 1997 (File No. 333-39707)
     27.1      Financial Data Schedule

---------------

*  To be filed by Amendment.


(b)  Reports on Form 8-K filed during the quarter.

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:      November 14, 1997
           -------------------------------------

By:        /S/ J. Timothy Bryan
           -------------------------------------
           J. Timothy Bryan
           Chief Financial Officer and Treasurer
           (A Duly Authorized Officer and Principal Financial Officer)