Form 10-K405
period 1997-12-31
UIH AUSTRALIA PACIFIC INC
filed 1998-03-31
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Company has no publicly-trading shares of capital stock. As of March 27, 1998, the Company had 13,864,941 shares of common stock outstanding.

                                                   UIH AUSTRALIA/PACIFIC, INC.
                                                1997 ANNUAL REPORT ON FORM 10-K

                                                       Table of Contents


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
                                                          PART I
Item 1.       Business....................................................................................         2

Item 2.       Properties..................................................................................        18

Item 3.       Legal Proceedings...........................................................................        19

Item 4.       Submission of Matters to a Vote of Security Holders.........................................        19

                                                          PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters...................        20

Item 6.       Selected Financial Data.....................................................................        20

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......        21

Item 8.       Financial Statements and Supplementary Data.................................................        31

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        31

                                                          PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................        57

Item 11.      Executive Compensation......................................................................        59

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................        63

Item 13.      Certain Relationships and Related Transactions..............................................        63

                                                          PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................        64

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     UIH Australia/Pacific, Inc. (the "Company") is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating companies CTV Pty Limited ("CTV") and STV Pty Limited ("STV") (collectively, "Austar"), the Company is the largest provider of multi-channel television services in regional Australia, where it operates wireless multi-point microwave distribution systems ("MMDS") and markets a satellite-delivered direct-to-home ("DTH") service in franchise areas encompassing approximately 1.6 million television homes, or 25% of the total Australian market. In addition, the Company, through its 65%-owned New Zealand operating company Saturn Communications Limited ("Saturn") is constructing a wireline cable and telephony system in Wellington, New Zealand, a market representing approximately 135,000 television homes. The Company's other assets include a 25% interest in XYZ Entertainment Pty Limited ("XYZ Entertainment"), a programming company that provides four channels to the Australian multi-channel television market as part of the eight-channel Galaxy programming package (the "Galaxy Package"), the most widely distributed programming package in Australia and the core component of Austar's programming offering; up to a 90% economic interest in Telefenua S.A. ("Telefenua"), the only provider of multi-channel television services in Tahiti, with MMDS in a market of 31,000 television homes; and a 100% interest in United Wireless Pty Limited ("United Wireless"), an Australian company providing wireless mobile data services primarily in Sydney and Melbourne.

     The Company, a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is an indirect 98%-owned subsidiary of United International Holdings, Inc. (together with all of its subsidiaries other than the Company and the Company's subsidiaries, "UIH"), was formed on October 14, 1994. Immediately prior to the May 1996 offering of the Company's 14% senior discount notes due 2006 (the "May 1996 Notes"), certain subsidiaries of UIH that held its interests in Australia, New Zealand and Tahiti were merged with and into the Company. The information in this annual report on Form 10-K has been prepared as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interests in multi-channel television, programming and mobile data companies in Australia, New Zealand and Tahiti since inception. The Company, as presented in this manner, commenced operations in January 1994 when UIH began its development-related activities in the Asia/Pacific region. UIH transferred the net assets of the above mentioned subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company. The Company, in turn, reflected these transfers as capital contributions from the parent company.

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

     In July 1994, the Company acquired a 50% interest in Saturn, which at the time owned only a small cable television system outside of Wellington. Since the Company's initial investment, Saturn has begun construction on a hybrid fiber coaxial ("HFC") cable network planned to pass 135,000 homes in the Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in the Company, which was exchanged for a 2% interest in UAP in May 1997. In July 1997, SaskTel Holdings (New Zealand) Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $("NZ$")29.9 million ($19.6 million) for its shares (the "Saturn Transaction"). The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area.

     In October 1994, the Company and Century Communications Corporation ("Century") formed XYZ Entertainment, each retaining a 50% interest. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV") to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%.

     In January 1995, the Company acquired an indirect effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. The Company has funded the construction and development of Telefenua's multi-channel television system.

     In September 1995, the Company purchased a 100% interest in United Wireless. The Company has since continued the development and funding of United Wireless' business.

RELATIONSHIP WITH UIH

     The Company is an indirect, 98%-owned subsidiary of UIH, a leading provider of multi-channel television services and related businesses outside the United States. In addition to the Company, UIH's operations include its 100% interest in United Pan-Europe Communications N.V. ("UPC"), the largest privately-owned multi-channel television operator in Europe, as well as its other investments in Europe, Asia and Latin America. As of September 30, 1997, UIH's multi-channel television systems had approximately 9.9 million television homes in their respective service areas, passed approximately 7.4 million homes and had approximately 5.3 million subscribers (of which 3.1 million are cable subscribers and 2.2 million are programming subscribers).

ORGANIZATION OF COMPANY

     The following chart summarizes the organizational structure of the Company. The interests indicated below are summaries of the approximate direct and indirect economic interests of the Company in its principal businesses. Some of the Company's interests in such operating companies are held through various partnerships and holding companies and the Company's voting rights with respect to certain of such operating companies differ from the economic interest indicated in the chart. See Item 1(c) "Corporate Organizational Structure."

                                                    UIH Australia/Pacific, Inc.

         Operating                                                                                         Ownership
           System                                          Principal Business                              Percentage
         ---------               ---------------------------------------------------------------------     ----------
         Austar                  Regional Australia, MMDS and DTH multi-channel systems                        100% (1)
         United Wireless         Australia, wireless mobile data services                                      100%
         Telefenua               Tahiti and Moorea, MMDS                                                        90% (2)
         Saturn                  Greater Wellington, New Zealand area, wireline cable/telephony system          65%
         XYZ Entertainment       Australian programming                                                         25%

         (1)  The Company holds an effective  100%  economic  interest in Austar through a combination of ordinary and convertible debentures.
         (2)  The Company holds an effective 90% economic interest in Telefenua.
              The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company operates in the multi-channel television and telecommunications industry through investing in, acquiring and managing multi-channel television, telephony and programming operations. The Company's reportable segments are the various countries in which it operates: Australia, New Zealand and Tahiti. These reportable segments are managed separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. For additional information applicable to this Item, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data."

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

OVERVIEW

     The Company is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating company Austar, the Company is the largest provider of multi-channel television services in regional Australia, where it operates MMDS and markets a DTH service in franchise areas encompassing approximately 1.6 million television homes, or 25% of the total Australian market. In addition, the Company, through its 65%-owned New Zealand operating company Saturn, is constructing a wireline cable and telephony system in Wellington, New Zealand, a market representing approximately 135,000 television homes. The Company's other assets include a 25% interest in XYZ Entertainment, a programming company that provides five channels to the Australian multi-channel television market; a 90% economic interest in Telefenua, the only provider of multi-channel television services in Tahiti, with MMDS in a market with 31,000 television homes; and a 100% interest in United Wireless, an Australian company providing wireless mobile data services primarily in Sydney and Melbourne.

     The Company believes that it is well-positioned to capitalize on the rapidly increasing demand for multi-channel television and telephony services in Australia, New Zealand and Tahiti. As of December 31, 1997, the Company had invested $405.8 million in its networks and operating infrastructure and had launched service in each of its markets. As of December 31, 1997, the Company's multi-channel television operating systems had an aggregate of approximately 1.6 million television homes serviceable and approximately 206,000 subscribers, compared to approximately 1.6 million television homes serviceable and approximately 110,000 subscribers as of December 31, 1996 (with a substantial majority of such growth resulting from Austar's expansion). During this same period, programming subscribers of XYZ Entertainment increased from approximately 340,000 to approximately 577,000. While the Company expects that a substantial portion of its expected growth will come from the continued development of Austar, the Company is also anticipating significant growth by its other operating companies, each of which the Company believes has attractive growth prospects.

     The following table sets forth certain unaudited operating statistics of the operating companies as of December 31, 1997:

                                                          Television
                                                           Homes in           Homes             Basic           Basic
    Operating System                 Technology          Service Area      Serviceable       Subscribers     Penetration
    ----------------                 ----------          ------------      -----------       -----------     -----------
       Austar                         MMDS/DTH             1,635,000         1,589,000         196,205          12.3%
       Saturn                     Cable/Telephony            141,000            23,518           3,059          13.0%
       Telefenua                        MMDS                  31,000            20,128           6,304          31.3%
       XYZ Entertainment            Programming                  N/A               N/A         577,205            N/A
                                                           ---------         ---------         -------
            Total                                          1,807,000         1,632,646         782,773
                                                           =========         =========         =======

AUSTAR (AUSTRALIA)

     Austar is the largest provider of multi-channel television services in regional Australia (areas outside Australia's six largest cities). Through 1997, Austar had launched MMDS in all of its metropolitan markets and DTH service in non-metropolitan markets. These markets represent 1.6 million franchise television homes.

     Austar has entered into franchise agreements with Australis Media Limited ("Australis") that grant it the right to provide the Galaxy Package within its franchise areas through 2009 (extendible at Austar's option through 2019).

     OPERATING AND GROWTH STRATEGY. Due to the relatively small size and low housing densities which characterize the markets in its franchise areas, Austar is primarily utilizing MMDS and DTH wireless technologies to deliver its
service.   In  its  metropolitan   markets,   Austar  constructs  and  owns  the
transmission facilities and installs and retains ownership of the in-home subscriber equipment. In its non-metropolitan markets, Austar is marketing a DTH service (consisting primarily of the Galaxy Package) and installs and retains ownership of the in-home subscriber equipment. As a result, Austar did not incur the costs necessary to own the facilities required to offer a DTH service and only incurs capital costs when a DTH subscriber is installed. Approximately 60% of the television homes in Austar's service area are in metropolitan markets with sufficient size and density to justify the construction of MMDS networks. Austar owns virtually all of the licenses in the MMDS spectrum currently available in these markets for the provision of MMDS services. Because MMDS service is less expensive to install than DTH, Austar services customers in
these   metropolitan   markets   with  its  MMDS  service   whenever   possible.
Approximately 35% of homes in these metropolitan markets, however, are out of the line of sight of Austar's MMDS networks. Austar services these homes with its DTH service. Austar markets its programming services via DTH in its non-metropolitan franchise areas representing 532,000 television homes. These are less densely populated areas outside its metropolitan markets that are more effectively serviced by DTH technology. In addition, Austar has constructed a wireline cable network in Darwin, a market containing approximately 27,000 serviceable homes, where dense vegetation makes an MMDS service impractical.

     The deployment of MMDS networks in combination with DTH has allowed Austar to roll out its service quickly and achieve rapid subscriber growth in its franchise areas. Austar believes that the ability to be the first provider of multi-channel television services in each of its markets has allowed Austar to establish a significant market presence and strong brand awareness, factors which management believes provide it with a competitive advantage. Austar is currently the only provider of multi-channel television services in substantially all of its franchise areas. See "Austar--Competition."

     As of December 31, 1997, Austar had launched service in all of its metropolitan and non-metropolitan markets. The following table sets forth the summary operating statistics in Austar's markets:

                                                                                              As of
                                                                                           December 31,
                                                                              --------------------------------------
                                                                                 1997          1996           1995
                                                                              ---------     ---------      ---------
     Homes in service area:
       Metropolitan homes..................................................   1,103,000       997,000        241,000
       Non-metropolitan homes..............................................     532,000       532,000             --
                                                                              ---------     ---------        -------
         Total.............................................................   1,635,000     1,529,000        241,000
                                                                              =========     =========        =======

     Net annual gain in basic subscribers..................................      92,758        98,243          5,204
     Total basic subscribers...............................................     196,205       103,447          5,204

     Premium subscribers:
       World Movies (launched March 1996)..................................      21,332        13,857             --
       Nightmoves (launched November 1997).................................      10,980            --             --

     To facilitate the rapid roll-out of its service, Austar has established local offices in the majority of its metropolitan markets. These local offices coordinate marketing, installation and customer service in Austar's metropolitan markets and surrounding non-metropolitan areas. The local offices are supported by four regional offices. Each regional office typically serves three to twelve metropolitan markets. Austar estimates that approximately 50% of its potential non-metropolitan customers are within 50 kilometers of its metropolitan service areas. This proximity enables Austar to reduce installation and service costs associated with DTH service to non-metropolitan subscribers and to focus subscription sales through the use of marketing, promotional and sales tactics.

     Austar has entered into contracts with a number of service companies to install MMDS receivers, DTH satellite dishes and set-top decoders. Installers collect the installation fee, install subscriber equipment and test reception quality. Austar has trained and established certain guidelines for third party service company employees who install Austar reception equipment. Austar has an extensive quality assurance program and expends a significant amount of effort to follow-up on installations to ensure customer satisfaction and, in the case of DTH equipment installed within its metropolitan markets, to verify that MMDS technology is not more economical. Austar believes its efforts to resolve service problems quickly has helped establish customer loyalty.

     For the year ended December 31, 1997, Austar spent $83.8 million for construction of MMDS head-end and transmission facilities for all of its operating systems. Variable installation and equipment costs for each MMDS and DTH subscriber are currently approximately $338 and $634 per subscriber, respectively. These subscriber costs are partially offset by the Company's metropolitan and non-metropolitan installation charges of $13 to $32 and $130, respectively. Austar retains ownership of all MMDS and DTH customer premises equipment.

     PRICING. Austar is currently providing the eight-channel Galaxy Package plus three to five additional channels of programming as its basic package at a monthly rate of approximately $29, with a one-time installation charge ranging from approximately $13 to $32 for metropolitan subscribers and $130 for non-metropolitan DTH subscribers. Austar also integrates all available off-air channels into its basic channel line up at no additional charge. In March 1996, Austar began offering its first premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5 per month for World Movies. In November 1997, Austar began offering Nightmoves, an adult premium channel, at $13 per month. As of December 31, 1997, Austar had 21,332 and 10,980 subscribers for its World Movies and Nightmoves premium channels, respectively.

     MARKETING; CUSTOMER SUPPORT. Austar has focused its marketing and sales efforts to support its strategy of rapid system roll-out, which management believes will provide it with a competitive advantage in each of its markets. Austar has developed a comprehensive marketing and sales organization consisting of a 180 person direct sales force and over 200 national customer service and telemarketing personnel. The direct sales force, which operates out of local offices in each of Austar's metropolitan markets, is currently generating sales of approximately 2,500 subscriptions per week. The sales force at Austar's National Customer Operations Center ("NCOC") is currently generating sales of approximately 2,750 subscriptions per week from inbound and outbound calls. This sales organization is supported by an integrated marketing program of television, radio and print advertising.

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

     Austar's monthly "churn" (calculated as total disconnects as a percentage of average subscribers) averaged 5.4% during 1996 and declined to 4.2% during 1997. Austar believes that this ratio is likely to continue to decline in the future due to several factors, although there can be no such assurances. Austar plans to focus more on rural, non-metropolitan growth in future years. Approximately 33% of Austar's total serviceable homes are in its non-metropolitan franchise area, but only 21% of its total subscribers are rural customers. Because non-metropolitan customers normally pay a higher installation rate, churn is generally less than the churn for metropolitan subscribers. During 1997, Austar's average monthly churn rate in its non-metropolitan markets was approximately 2%. Furthermore, Austar has implemented several operational plans to decrease churn, including direct debit banking for customers, customer retention and loyalty programs, and complimentary installs on customer transfers within the same service region. Finally, the Company is in the process of improving the breadth and quality of its programming package through the negotiation and launch of additional sports and other programming products.

     PROGRAMMING. The Company believes that programming is an important component in building successful multi-channel television systems. Accordingly, Austar has secured the right to distribute the Galaxy Package in its service areas pursuant to franchise agreements with Australis with initial terms through 2009 (extendible at the option of Austar through 2019). Austar believes that the terms of its franchise agreements with Australis are favorable to Austar and that these terms provide Austar with a programming cost advantage over potential competitors. See "Austar--Franchise Agreements."

     The Galaxy Package is the most widely distributed programming package in Australia and is the core programming offering of Austar, East Coast Television Pty Limited ("ECT"), Australis and Foxtel Management Pty Limited ("Foxtel").
Management believes that approximately 75% of Australia's multi-channel television subscribers subscribe to the Galaxy Package. The channels in the Galaxy Package were developed exclusively for the Australian market by several of the world's leading programming companies, including Paramount, Sony, Universal, Fox and Viacom. The Galaxy Package consists of the following eight channels:

     Galaxy Channels                                           Programming Genre
     ---------------                                           -----------------
     Showtime................................................  premium feature movies
     Encore..................................................  library movies
     Fox Sports..............................................  sports
     TV-1....................................................  general entertainment
     Discovery...............................................  documentary, adventure, history and lifestyle
     Nickelodeon/Nick at Nite................................  children's and family entertainment
     Arena...................................................  general entertainment
     Channel [V].............................................  music video

     Austar has also secured additional programming on a non-exclusive basis, which it is distributing to its customers as part of its basic programming package, and Austar integrates all available free-to-air channels into its basic channel line-up at no additional charge. Austar's other "cable" channels include the following:

     Other Channels                                            Programming Genre
     --------------                                            -----------------
     CMT....................................................   country music videos
     BBC World..............................................   world news
     CNBC...................................................   business news
     Lifestyle..............................................   personal and home improvement
     The Comedy Channel.....................................   comedy
     TNT(1).................................................   library movies
     Cartoon Network(1).....................................   cartoons
     CNN International(2)...................................   world news
     The Value Channel(3)...................................   shopping
     Preview(3).............................................   programming guide
     Fox Sports II..........................................   sports

     (1) TNT and Cartoon  Network  share one channel.
     (2) The Gold Coast (MMDS) only.
     (3) DTH only.

     In March 1996, Austar began offering its first optional premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5 per month for World Movies. Initial demand for this service has been strong with approximately 21,332 customers as of December 31, 1997, approximately 11% of Austar's basic subscribers. In November 1997, Austar began offering Nightmoves, an adult premium channel. Austar charges $13 per month for Nightmoves and had 10,980 subscribers as of December 31, 1997.

     Austar intends to expand further the number of programming services available on MMDS and expects that it will be marketing additional channels of programming via DTH. Austar's MMDS networks have the capacity to transmit up to 19 analog channels (of which Austar currently uses 17 in its markets) in addition to free-to-air channels, which are integrated into the programming line-up at the rooftop. The DTH service marketed by Austar utilizes MPEG II digital technology, which has over 100 channels of capacity. Besides any additions to the Galaxy Package, the Company has secured, for a five-year period, a 54 MHz transponder capable of broadcasting between 10 and 15 digital channels on the satellite ("Optus Satellite") that currently transmits the Galaxy Package, and pursuant to the arrangement with Australis (see
"Austar--Franchise Agreements"), has the right to deliver such programming to its customers through the Galaxy system. The Company is currently evaluating the revenue generation potential for program carriage on this transponder and may sublease all or a portion of its transponder capacity during the initial term of the agreement. Such transponder payments are approximately $0.4 million per month, beginning in September 1997, under the agreement with Optus Networks Pty Limited ("Optus Networks"), owner of Optus Satellite.

     FRANCHISE AGREEMENTS. Austar has entered into franchise agreements with Australis. Each franchise agreement is for a term of 15 years commencing in October 1994, and Austar has the option to renew the franchise agreements on identical terms for another ten years. Under the franchise agreements, Australis granted Austar the license and right to distribute the Galaxy Package in its franchise areas. These franchise agreements provide exclusivity over wireless technologies and provide that Australis will not grant rights to any other person to use Australis' satellite infrastructure or system to transmit the Galaxy Package in Austar's franchise areas.

     Pursuant to the terms of its franchise agreements, Austar pays a percentage of net revenue to Australis for the right to distribute the Galaxy Package. For purposes of the franchise agreements, net revenue equals gross revenue received from the Galaxy Package currently provided less certain agreed upon costs, including depreciation of subscriber equipment, which the Company believes results in a favorable programming pricing structure.

     In March 1995, Australis granted Foxtel a license to distribute the Galaxy Package over cable television systems throughout Australia, including Austar's franchise areas. The Company believes that because of such action Australis was in breach of its franchise agreements. Foxtel is currently distributing Galaxy programming in only one of Austar's markets, the Gold Coast, which contains approximately 116,000 serviceable homes. On June 19, 1996, Austar and the Company agreed to settle their dispute with Australis with respect to this matter (the "Australis Arrangement"). As part of the Australis Arrangement, the parties agreed that Australis is entitled to grant Foxtel the non-exclusive right to distribute Galaxy programming by cable, but that Foxtel may not sublicense or assign this right without Austar's consent. Australis agreed to pay to Austar an amount equal to the amount Australis received from Foxtel for programming service for the period from March 1995 through June 30, 1996, less the amount Australis paid to third party programming suppliers for such programming with respect to Foxtel subscribers located in Austar's franchise areas during such period. In addition, from June 30, 1996 through the term of the franchise agreements, Austar has the right in its sole discretion, either to
(i) sublicense to Foxtel the right to transmit the services provided to it by Australis (and any other services) by cable transmission in its franchise areas or (ii) require Australis to pay Austar an amount each month equal to the sum of
(a) the greater of $3 per subscriber and all revenues (less programming costs) per subscriber during such month received under the agreement between Foxtel and Australis, with respect to Foxtel subscribers located in Austar's franchise areas and (b) an additional amount (if any) to put Austar in the position that it would have been in had it sublicensed the services provided to it by Australis directly to Foxtel (which currently would be approximately $7 per Foxtel subscriber per month). The Company believes that, because its programming costs are less than the revenue to be generated by sublicensing such programming to Foxtel, the benefits to be gained from this aspect of the Australis Arrangement will be substantial over the years.

     As part of the Australis Arrangement, Australis also agreed to extend the term of the franchise agreements by five years to an initial 15-year term and amended certain financial and strategic terms of the franchise agreements. Australis also granted to Austar the right to use Australis' satellite infrastructure to provide additional DTH services within Austar's franchise areas. In addition, Australis agreed to provide all future Galaxy channels to Austar at a price no less favorable than that charged other persons and in any event at no more than Australis' cost (as charged by third parties with respect to programming delivered by such party to Australis or the lowest price at which Australis agrees to distribute Australis produced or compiled programming), plus 10%. In return, the Company agreed (i) to waive and release any claim arising out of or in connection with Australis' execution and performance of its license agreement with Foxtel and (ii) not to make any objection or claim against Australis or Foxtel in connection with such license agreement. Management believes the Australis Arrangement is favorable to Austar. In November 1997, Australis and Austar entered into an agreement under which Austar waived its right to receive payments with respect to the Foxtel compensation for the period up to December 31, 1997. In February 1998, Australis and Austar entered into an additional agreement under which Austar purchased equipment from Australis and was granted certain rights in relation to the use of the Australis satellite platform as an independent operator.

     Australis, Austar's primary supplier of programming, is engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. Australis has announced that it is continuing to negotiate with its bondholders, certain of the movie studios that supply it with programming and other third parties in order to implement long-term sources of funding. If Australis is unable to make arrangements to satisfy its long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four Galaxy channels distributed directly by Australis. The Company believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive basis and it were required to seek replacement programming, it would have access to the same programming directly from the suppliers of the four Galaxy channels not provided by XYZ Entertainment or sufficient alternative programming on competitive terms. There can be no assurance, however, that this would be the case and the inability of Austar to procure the same or suitable alternative programming at competitive rates and on an exclusive basis in its service areas could have a material adverse effect on the Company.

     COMPETITION. The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While the Company believes household densities could potentially support wireline cable construction in areas representing approximately 20% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and, where appropriate, could construct wireline cable systems. With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market, Austar does not currently have any operational subscription television competitors in its franchise areas. In the Gold Coast, Austar is currently providing 17 channels of programming as its basic package, which includes the Galaxy Package as well as nine additional channels, at a monthly rate of approximately $23 with a one-time installation charge of approximately $13. Foxtel offers the Galaxy Package as well as 17 other satellite or locally originated channels for a monthly fee of $28 and an installation charge of $19. At December 31, 1997, Austar had 17,000 subscribers in the Gold Coast and estimates that Foxtel has 8,000 subscribers in this market.

     Approximately 532,000 of Austar's 1.6 million franchise homes are in non-metropolitan markets which generally have densities of fewer than 25 households per square kilometer. As a result, the Company believes that these markets can only be served economically with DTH technology. Austar has the exclusive right to market the Galaxy DTH service in its franchise area. Although regulations will no longer prohibit additional DTH services after June 1997, Austar will retain its exclusive right to market the Galaxy Package in its franchise areas through 2009 (extendible to 2019 at Austar's option). In addition, Austar believes it has an additional competitive advantage in offering DTH service in these markets because over 50% of its serviceable homes are within a 50 kilometer radius of its metropolitan markets, where it has available sales personnel and installation technicians. Accordingly, Austar believes its cost to market and install subscribers in these areas should be below that of any potential competitor without similar infrastructure in place.

     Management believes that Austar has established a significant subscriber base, strong brand awareness and substantial operational and marketing infrastructure, factors that provide it with a competitive advantage. In August 1996, Australis and Optus Vision Pty Limited ("Optus Vision") announced an agreement to form a joint venture whereby Australis will contribute to the venture its satellite infrastructure allowing for DTH transmission of Optus Vision's programming services. In December 1997, a court ruling lifted an injunction set in June 1997 which was preventing the implementation of the proposed Australis and Optus Vision satellite infrastructure joint venture. Following the lifting of this injunction, Australis publicly announced that it intends to enforce this agreement. To date, Optus Vision has not made any public announcement of its position in relation to this matter. The Company believes that using the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise area would be in violation of its franchise agreements with Australis and recently commenced proceedings seeking injunctive relief preventing the use of Australis' infrastructure by Optus Vision in Austar's franchise area. There can be no assurance that Austar will prevail in its lawsuit or that, even if it is successful in obtaining an injunction to prevent the consummation of the joint venture, Optus Vision or others will not compete in Austar's franchise area. See Item 3 "Legal Proceedings."

     MANAGEMENT AND EMPLOYEES. Austar's senior management includes nine UIH employees. Austar and UAP are parties to a 10-year technical assistance agreement, renewable for up to an additional 15 one-year terms, pursuant to which Austar pays UAP a monthly fee equal to 5% of its gross revenues through the term of the agreement, for the provision of various management and technical services. In addition, Austar reimburses UIH for certain direct costs incurred by UIH, including the salaries and benefits relating to the senior management team.

     As of December 31, 1997, Austar had approximately 700 employees. Substantially all of Austar's employees are parties to an "award" governing the minimum conditions of their employment including probationary periods of employment, rights upon termination, vacation, overtime and dispute resolution.

SATURN (NEW ZEALAND)

     The Company owns 65% of Saturn, which launched service on the initial portions of its HFC network that will allow it to provide multi-channel television services as well as business and residential telecommunications services in the Wellington area, encompassing 135,000 homes. Wellington is New Zealand's capital and second largest city. The Company launched service in portions of this system in September 1996 and expects construction to be completed by mid-1999. Saturn plans to offer a full complement of telephone services to both residential and business markets commencing in April 1998. Saturn's cable system also passes approximately 6,000 homes on the Kapiti Coast north of Wellington. As of December 31, 1997, Saturn's activated networks passed approximately 23,518 homes and serviced approximately 3,059 subscribers. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 500,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets.

     MARKET OVERVIEW. The Company believes that New Zealand, a market of 1.2 million television homes, is attractive for multi-channel television providers. New Zealand has a demographic profile similar to Australia, including high per capita income and strong television, VCR and cellular telephone penetration rates. In addition, New Zealand imposes virtually no pricing regulation and only limited program content regulation and permits operators to offer combined multi-channel television and telephony services over one network. There is currently only one significant multi-channel television provider that offers a five-channel UHF-delivered subscription service.

     OPERATING AND GROWTH STRATEGY. Saturn is constructing a 750 MHz HFC network designed to service 500 homes per node with each home drop overlaid with copper telephony plant. This architecture will allow the integrated delivery of pay TV, telephony, internet access, high speed data and future interactive services. The majority of Saturn's approximately 1,600 kilometers of plant will be constructed on aerial utility poles which generally allow for quicker and more cost-effective network construction than underground wireline. In addition, because Wellington zoning generally permits only a single additional communications cable on its aerial utility poles, Saturn's status as first operator on such poles may limit use of these poles by other communications providers. Because the only significant multi-channel television competitor in the Wellington market offers a UHF-delivered service that is limited to only five channels, management believes it will be able to build a significant customer base by offering an attractive basic programming line-up of over 30 channels at competitive prices, as well as pay-per-view, data and telephony services. Saturn has an interconnect agreement that will allow it to provide local residential and business telephone services. By bundling both subscription television and telephony services, Saturn will be able to offer pricing discounts across both services, which management believes will provide an advantage over competitors that offer only one service. Saturn is currently in the preliminary stages of discussions with several telecommunications providers in the New Zealand market concerning potential strategic partnership arrangements. There can be no assurances, however, that Saturn will be able to successfully conclude any such arrangements.

     PROGRAMMING. Saturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. Saturn is currently offering a single tier of service consisting of 25 channels and is negotiating with a number of programming services to expand its channel offering. The following is a list of the programming currently offered by Saturn in its basic package:


     Channel                                                    Programming Genre
     -------                                                    -----------------
     TV1, TV2, TV3, TV4.......................................  general entertainment (retransmitted)
     MTV......................................................  music video
     ONTV.....................................................  Saturn community channel
     BBC World................................................  world news
     CNBC.....................................................  world financial news
     CNN International .......................................  world news
     MCM......................................................  music video
     Discovery................................................  science and nature
     NBC Superchannel.........................................  general entertainment
     TNT......................................................  classic movies
     Cartoon Network..........................................  children's cartoon programming
     Trackside................................................  TAB racing
     Kidzone..................................................  local children's programming
     Weather Channel..........................................  live weather from NZ MetService
     Program Guide............................................  programming line-up
     TVSN.....................................................  shopping
     CMTV.....................................................  country music video
     Elijah Television........................................  non-denominational religious programming
     Worldnet.................................................  U.S. information service news and science
     Saturn SportsNet(1)......................................  Local/international sports
     The Golf Channel(1)......................................  24 hours of golf events/news
     Saturn Showcase(1).......................................  Saturn programming channels (split screen)

     (1) Saturn launched this channel during the first quarter of 1998.

     Saturn also offers 19 channels of new release pay-per-view movies, branded Saturn Home Cinema, provided by four leading Hollywood studios.

     PRICING. With its cable television service, Saturn offers a single basic service package with 25 channels in Wellington at a monthly subscription rate of approximately $17. Saturn is currently packaging its cable and telephony products and including promotional discounts and bundled retail pricing to achieve significant penetrations. Sky TV ("Sky"), Saturn's primary competitor, charges subscribers a monthly rate of approximately $31 for five channels of UHF programming with a one-time installation fee of $29 per subscriber. Saturn's residential and business telephony service will usually be priced below Telecom New Zealand ("Telecom"); however, Saturn expects to generally offer "more for less" due to its superior network and capacity.

     MARKETING; CUSTOMER SUPPORT. Saturn's marketing strategy uses promotion techniques proven in existing subscription television markets such as the United States and Europe, including direct sales campaigns (door-to-door selling), direct mail and telemarketing supported by a mass media brand awareness program. Direct sales has proven to be the most effective technique in other cable television markets, particularly in areas where multi-channel television is in its introductory stage. Each of these techniques aims to communicate the selling points of cable television: expanded choice, high entertainment value and breadth of programming genre to potential subscribers. Homes are released for marketing on a node by node basis as construction is completed, which allows for a very targeted marketing program tailored to the unique demographic profile of the territory, and enables Saturn to capitalize on the product awareness resulting from its construction efforts. Saturn's sales strategy is designed to include an emphasis on telephony services (once these can be offered) and to capitalize on the value, quality and customer service advantages associated with bundled services. Saturn has established a national customer services center at its corporate headquarters in Wellington. The call management technology employed by Saturn is scaleable and can be configured to support a national network expansion. In addition, Saturn is currently developing a sophisticated marketing database to assist the sales force in a targeted sales approach in future marketing campaigns.

     COMPETITION. There are currently four broadcast networks in New Zealand as well as several other free-to-air regional channels. The largest provider of subscription television services in New Zealand is Sky, which operates a five-channel encrypted UHF subscription television service. Although Sky offers a popular sports channel on an exclusive basis, Sky does not currently offer the programming diversity or television/telephony bundling that Saturn plans to offer, services Saturn believes will drive its penetration. Sky has recently announced, however, a launch of a digital direct broadcast service ("DBS") in the second half of 1998, which will enable Sky to offer enhanced packages of programs on a greater number of channels. In addition, Telecom, New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75% of national and international toll revenues and 90% of cellular revenues, has existing networks using HFC technology, which will allow it to offer video and data services to a total of approximately 70,000 homes in various parts of New Zealand. Telecom has publicly announced that it does not intend to continue with the expansion of its pay television service. Telecom is expected to be the primary competition to Saturn's planned local loop telephony service.

     MANAGEMENT AND EMPLOYEES. UIH has appointed two of its employees to senior management positions at Saturn, including Saturn's chief executive officer and customer operations director. Saturn reimburses UIH for certain direct costs incurred by UIH, including the salaries and benefits relating to these senior management positions. In addition, Saturn and UAP are parties to a technical assistance agreement, pursuant to which Saturn pays UAP a monthly fee equal to 2.5% of its gross revenues for the provision of various technical, administrative and operational services.

     As of December 31, 1997, Saturn had approximately 150 employees. Substantially all of Saturn's employees are parties to a collective employment contract governing certain conditions of their employment including probationary periods of employment, termination, redundancy, overtime, holidays, leave and dispute resolution.

XYZ ENTERTAINMENT (AUSTRALIAN PROGRAMMING)

     Through its 25% interest in XYZ Entertainment, the Company provides four channels (the "XYZ Channels") of the eight channels which are distributed as the Galaxy Package, the most widely distributed programming package in Australia. During 1997, XYZ Entertainment also launched another channel, Lifestyle. XYZ Entertainment's program channels consist of the following:

     XYZ Channels                                               Programming Genre
     ------------                                               -----------------
     Discovery................................................  documentary, adventure, history and lifestyle programming
     Nickelodeon/Nick at Nite.................................  children's educational, entertainment and cartoons/family-
                                                                   oriented drama and entertainment
     Channel [V]..............................................  music video with local presenters
     Arena....................................................  drama, comedy, general entertainment, programming, library movies

     Other Channel                                              Programming Genre
     -------------                                              -----------------
     Lifestyle................................................  personal and home improvement

     XYZ  Entertainment  provides  the XYZ Channels to  Continental  Century Pay
Television Pty Limited (the "A Licenseholder"), which in turn, pursuant to long-term carriage agreements, supplies them as part of the Galaxy Package to Australis and its franchisees and to Foxtel. The Galaxy Package is available to the majority of Australia's approximately six million television households, including all households marketed via MMDS and DTH by Australis and its franchisees, pursuant to a carriage agreement between Australis and the A Licenseholder that has been warranted to XYZ Entertainment as having a term through at least 2010. The XYZ Channels are also distributed to Foxtel pursuant to a carriage agreement between Foxtel and the A Licenseholder that has been warranted to XYZ Entertainment as having a term through 2020. XYZ Entertainment's agreement with the A Licenseholder provides for fixed per subscriber prices. The Company understands the carriage agreement between the A Licenseholder and Foxtel provides for substantial minimum subscriber guarantees. XYZ Entertainment currently receives monthly revenues of $3.15 per MMDS or DTH subscriber and $4.15 per Foxtel subscriber. ECT, an affiliate of the A Licenseholder, has guaranteed the performance of all of the A Licenseholder's obligations to XYZ Entertainment under this agreement. As of December 31, 1997, the XYZ Channels were distributed to approximately 577,000 multi-channel television subscribers.

     OPERATING AND GROWTH STRATEGY. XYZ Entertainment is an independently managed venture which purchases, edits, packages and transmits programming for the XYZ Channels in exchange for a monthly fee per subscriber. The Company and Century jointly manage Arena; the Company manages the Lifestyle channel; the Company, Century and Foxtel manage Channel [V]; and the Company and Century, together with Nickelodeon Australia, Inc. ("Nickelodeon") manage the Nickelodeon/Nick at Nite channel. Each of these channels reports to a board comprised of the Company, Century and Foxtel executives. The Discovery Channel is managed by Discovery Asia and distributed by XYZ Entertainment.

     XYZ Entertainment is focusing its marketing efforts on creating, building and supporting channel identification and brand awareness. XYZ Entertainment's goal is to acquire quality programming that will engender viewer loyalty. In addition, XYZ Entertainment offers advertising on each of the XYZ Channels.

     ACQUISITION OF PROGRAMMING. In July 1995, XYZ Entertainment and Discovery Asia executed a twelve-year exclusive carriage agreement whereby a localized version of the Discovery Channel replaced the existing documentary channel developed by XYZ Entertainment. The Company believes that as a result of this arrangement XYZ Entertainment is able to offer subscribers higher quality programming at a lower cost to XYZ Entertainment.

     XYZ Entertainment and Nickelodeon, a division of Viacom, are jointly producing and distributing an Australian version of Nickelodeon/Nick at Nite, which XYZ Entertainment began distributing in October 1995. XYZ Entertainment pays a monthly per subscriber license distribution fee that is shared equally by Nickelodeon and XYZ Entertainment.

     XYZ Entertainment acquires programming and produces interstitials for Arena, Lifestyle and Channel [V]. XYZ Entertainment has acquired a supply of programming for Arena and Lifestyle at prices its management considers to be favorable. XYZ Entertainment is pursuing supply agreements and potential joint venture arrangements with a number of other international programming suppliers.

     In March 1997, XYZ Entertainment and Channel [V] Music Networks ("CVMN"), a joint venture between Star TV and several record companies including B.M.G., EMI, Sony and Warner Music, entered into an agreement to re-brand XYZ
Entertainment's music video channel under a license arrangement with the international music video channel, Channel [V]. The arrangement, which has a 10-year term, allows XYZ Entertainment to use the Channel [V] trademarks, interstitial materials and management and gives it access to Channel [V]'s favorable record programming arrangements. XYZ Entertainment has agreed to pay a management fee of approximately $0.7 million over the first two years as well as a licensing fee based on gross subscriber revenues, ranging from 2.5% for the first two years to 5% for the third through the tenth years. After the third year, CVMN shall have a one-year option to acquire a 20% interest in Channel [V] at a price equal to XYZ Entertainment's cost plus cost of capital at 11.5% per annum. Upon such acquisition, CVMN will offset its licensing fee against current and future profit shares.

     EMPLOYEES. As of December 31, 1997, XYZ Entertainment had 74 employees and the Nickelodeon joint venture had 21 employees. The programming joint venture between the Company and Century had 13 employees who provide management services to XYZ Entertainment.

TELEFENUA (TAHITI)

     The Company has an up to 90% economic interest in Telefenua, which operates a 16 channel MMDS in a franchise area that, as of December 31, 1997, included approximately 20,128 serviceable homes. Telefenua is currently expanding its network by selectively adding beam benders and repeaters that will allow its signal to reach substantially all of the approximately 31,000 homes in its franchise areas. Telefenua had 6,304 subscribers as of December 31, 1997, representing a 31% penetration rate. The Company and its partners are in the early stages of negotiations relating to the sale of all or a portion of Telefenua to a local strategic investor, although there can be no assurance that the Company will conclude such a transaction.

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

     OPERATING AND GROWTH STRATEGY. Telefenua is focusing on increasing its penetration rates through continued direct marketing campaigns, including door-to-door sales, and expanding its serviceable homes through select deployment of beam benders and repeaters. Management is actively seeking to expand its programming offering, including the planned introduction of premium movie services. Telefenua is also expanding its network by adding additional beam benders and repeaters. The Company anticipates this expansion will be completed over the next 12 to 24 months.

     PRICING. The subscription fee for Telefenua's basic tier is approximately $45 per month, the expanded tier monthly rate is approximately $55 and the premium movie service is an additional approximately $22 per month. To date, nearly 99% of Telefenua's customers are subscribing to the expanded tier of service. Telefenua also charges a one-time installation rate of approximately $100.

     PROGRAMMING. Telefenua offers a combination of French and English language services. Telefenua's current channel line-up consists of 16 channels segregated into three tiers of service--a basic service with 11 channels, an expanded tier with an additional three channels and a premium service with two additional channels. Telefenua's basic tier offers the two local broadcast channels as well as French language childrens' entertainment, sports, general entertainment and music channels and the English language CNN International channel. Telefenua also offers a local public access channel. The expanded tier includes French language movies, a documentary channel and ESPN International. The premium service includes a French movie channel, Cinestar, and HBO International.

     With the exception of CNN International, ESPN International, HBO International and the two local broadcast channels, all programming consists of taped French satellite services. Current French regulations require approval of the national regulatory authority for all programming. The following is a list of programming currently offered by Telefenua:

     Channel                                                    Programming Genre
     -------                                                    -----------------
     RFO 1....................................................  government broadcast, general entertainment
     RFO 2....................................................  government broadcast, general entertainment
     CNN International........................................  world news
     RTL......................................................  general entertainment
     Eurosport................................................  sports
     Canal J/Canal Jimmy......................................  adult and childrens'
     Serie Club...............................................  general entertainment
     Paris Premiere...........................................  arts, life
     MCM......................................................  music video
     M6.......................................................  general entertainment
     CMT......................................................  country music video
     Planete..................................................  documentary (expanded basic tier)
     Cine Cinemas.............................................  movies (expanded basic tier)
     ESPN International.......................................  sports (expanded basic tier)
     Cinestar.................................................  premium movies
     HBO International........................................  premium movies

     During 1997, Telefenua launched its first premium movie service consisting of Cinestar and HBO International. As of December 31, 1997, over 2,300 customers subscribed to this service.

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

     COMPETITION. Telefenua's only subscription television competitor is Canal Plus, which offers a single channel UHF service offering a combination of sports, movies and general entertainment programming. The Company estimated that Canal Plus had approximately 3,800 subscribers, of which an estimated 1,000 are also customers of Telefenua. The monthly subscription fee for Canal Plus' service is approximately equal to the subscription fee for Telefenua's 16-channel expanded tier service. There is no existing competition in Tahiti from DTH services due to limited satellite coverage in the region and lack of available satellite-delivered French language programming.

     MANAGEMENT AND EMPLOYEES. UAP and Telefenua are parties to a technical assistance agreement, whereby UAP has agreed to provide technical, administrative and operational assistance to Telefenua for reimbursement of expenses and a fee equal to 5% of Telefenua's gross revenue through the end of 1996, 3% of gross revenue during 1997, and 2% thereafter. Telefenua also has a similar technical assistance agreement with the Societe Francaise des Communications et du Cable S.A. ("SFCC"), Telefenua's immediate parent. Although UAP has assumed all of SFCC's rights and obligations under this agreement, SFCC is still entitled to receive from Telefenua 0.5% of Telefenua's gross revenues through the term of the agreement. UIH has appointed two of its employees to serve as managing director and technical director of Telefenua. UIH pays these employees' salaries and benefits and charges Telefenua for these amounts.

     As of December 31, 1997, Telefenua had approximately 40 employees.

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

     BACKGROUND. In September 1995, the Company acquired a 100% interest in BellSouth Mobile Data Australia Pty Limited which was renamed United Wireless. United Wireless is in the second phase of its network deployment in the major metropolitan markets of Australia. United Wireless' network is based on the "Mobitex" technology, developed by Ericsson and Swedish Telekom and launched in 1984. Today, there are 13 operational Mobitex wireless data networks deployed throughout Europe, North America and the Asia/Pacific region.

     MARKET OVERVIEW. The Australian wireless mobile and fixed data industry is in an early stage of development. Wireless data services were first introduced in Australia in 1992 by United Wireless' predecessor. Today, there are two public wireless data carriers in Australia with a total estimated installed base of 5,500 customer terminals.

     OPERATING AND GROWTH STRATEGY. United Wireless is aggressively expanding its network coverage areas to encompass the metropolitan markets of Adelaide, Brisbane, Canberra, the Gold Coast, Melbourne, Perth and Sydney. The Company plans on spending approximately $2.8 million for network construction and working capital needs through 1998.

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

     REVENUE AND PRICING. The majority of United Wireless' revenues are derived from modem sales, connection revenues and monthly access fees charged on a per terminal basis. The average customer pays a monthly rate of $45 per terminal.

     SALES. United Wireless utilizes a network of systems integrators that act as the primary interface with potential customers. These systems integrators develop specific customer applications which utilize the Mobitex wireless network for transmission of data. United Wireless works closely with these systems integrators, providing technical, marketing and other general sales support. United Wireless also anticipates developing specific network applications direct to customers.

     COMPETITION. United Wireless competes primarily with Telstra Wireless Data, a subsidiary of Telstra, whose wireless data network was developed by Motorola. The Company estimates Telstra Wireless Data has an installed base of approximately 5,250 customer terminals.

     In addition to Telstra Wireless Data, United Wireless could face competition in the future from certain companies that are attempting to implement satellite-generated data transmission and paging services on a global scale. The launch of low earth orbit satellite systems offering wide area public data communications in Australia is expected between 1999 and 2002. The Company believes, however, that the costs of both terminal equipment and data transmission are expected to be significantly greater than those incurred by United Wireless.

     The Company believes that the Mobitex network provides certain competitive advantages over other operating platforms including the following: (i) superior transmission quality, (ii) broader redundancy capabilities, (iii) larger base station coverage areas, (iv) lower maintenance and support requirements and (v) a greater array of proven application solutions.

     MANAGEMENT AND EMPLOYEES. UAP and United Wireless are parties to a technical assistance agreement, pursuant to which UAP has agreed to provide technical, administrative and operational assistance to United Wireless, and UAP receives a management fee equal to 5% of the gross revenue of United Wireless through December 2007. UIH has appointed the chief executive officer of United Wireless, pursuant to the terms of this agreement. All costs related to the employment of this individual are reimbursed to UIH by United Wireless.

     As of December 31, 1997, United Wireless had 17 employees.

TECHNOLOGIES EMPLOYED BY THE COMPANY

     The Company currently uses three principal transmission technologies in the deployment of its multi-channel television services in Australia, New Zealand and Tahiti. These technologies are as follows: (i) MMDS or wireless cable, (ii) DTH satellite broadcast services and (iii) wireline cable or CATV, the technology with which multi-channel television services are most frequently delivered in the United States. The Company has carefully evaluated the characteristics of the markets in which it is currently operating or planning to operate multi-channel television systems and has chosen what it believes to be the most appropriate transmission technology for each. While these transmission technologies are, in general, similar with respect to picture quality, all such technologies offer improved picture quality compared to what has historically been offered by over-the-air broadcasters.

     MMDS is a microwave distribution system for which frequency bands are utilized for transmission of the programming services. MMDS signals originate from a head-end facility, which receives satellite-delivered programming services and delivers such programming via an encoded microwave signal from transmitters located on a tower or on top of a building to a small receiving antenna located at a subscriber's premises, where the microwave signals are decoded. MMDS transmission requires a clear line-of-sight because microwave frequencies will not pass through obstructions; however, many signal blockages can be overcome through the use of low power signal repeaters which retransmit an otherwise blocked signal over a limited area. The initial construction costs of MMDS generally are significantly lower than a wireline cable or DTH system. The Company is using MMDS transmission technology in Australia and Tahiti, where housing density and topography make MMDS the most cost effective technology.

     DTH transmits encoded signals directly from a satellite to a subscriber's premises, where it is decoded. Currently in Australia, all DTH subscription television services are transmitted via the Optus Satellite using High Performance Beams ("HP Beams") covering certain geographic areas (commonly referred to as a satellite "footprint"). All of Austar's franchise areas are within the Optus Satellite footprint. Since this signal will be transmitted at a high power level and frequency utilizing MPEG II digital technology, its reception can be accomplished with a relatively small (26-35 inch) dish mounted on a rooftop or in the yard for the households located within the innermost satellite transmission footprint and with a slightly larger (35-47 inch) dish for the households located outside the innermost footprint. Austar is using DTH transmission technology for homes in its MMDS markets that are not reachable by its MMDS signals as well as for homes in its franchise areas where household densities do not support the construction of MMDS systems. Due to satellite coverage limitations, DTH service is currently not available in New Zealand or Tahiti although Sky has recently announced plans to start delivering services to New Zealand via the Optus Satellite in the second half of 1998.

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

EMPLOYEES

     The Company has no employees. Certain management, technical, administrative, accounting, tax, legal, financial reporting and other services for the Company are currently provided by UIH and UAP pursuant to the terms of a management agreement. In addition, UIH supplies certain employees to Austar, Saturn, Telefenua and United Wireless pursuant to technical assistance agreements with such operating companies. See Item 13 "Certain Relationships and Related Transactions."

CORPORATE ORGANIZATIONAL STRUCTURE

     The Company is a holding company with no operations of its own. The Company holds majority economic interests in all of its operating companies other than XYZ Entertainment. Below is a summary of the Company's ownership interests in its operating companies.

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

SATURN

     In 1994, the Company acquired a 50% interest in Saturn, a New Zealand corporation. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% common equity interest in the Company, which was exchanged for a 2% interest in UAP in May 1997. In July 1997, SaskTel purchased a 35% equity interest in Saturn, reducing the Company's interest in Saturn to 65%.

TELEFENUA

     UIH-SFCC Holdings, L.P. ("UIH-SFCC"), a limited partnership wholly-owned by the Company, is the general partner of a limited partnership (the "Partnership") that owns 100% of the preferred stock of SFCC, representing approximately 40% of the share capital of SFCC. SFCC is the parent company of Telefenua, which owns and operates the multi-channel television system in Tahiti. As holder of 100% of the preferred stock of SFCC, the Partnership is entitled to certain preferential distributions by SFCC. Through its general partner's interest in the Partnership, UIH-SFCC will receive 90% of the distributions made by SFCC until UIH-SFCC has received the return of its investment plus a 20% cumulative compounded annual return, 75% of distributions until it has received the return of its investment plus a 40% cumulative compounded annual return and 64% of distributions thereafter. Once UIH-SFCC's total equity investment exceeds $10.0 million, further equity investments would not be entitled to the 90% and 75% distributions. Instead, equity investments above $10.0 million, to the extent not matched pro rata by the Company's partners, would increase the 64% that UIH receives after the preferential distributions are made on the first $10.0 million. As of December 31, 1996, UIH-SFCC had also advanced $7.0 million as a bridge loan to SFCC, approximately $5.0 million of which was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. During 1997, UIH-SFCC converted approximately $3.2 million of such debentures into preferred stock with the same terms as the existing preferred stock of SFCC, to bring UIH-SFCC's total equity investment to $10.0 million. UIH-SFCC has also invested $2.3 million in equipment, which has been leased to Telefenua.

UNITED WIRELESS

     United Wireless is a wholly-owned subsidiary of the Company.

XYZ ENTERTAINMENT

     The Company has an indirect 25% interest in XYZ Entertainment through its 50% interest in CUPV, an Australian corporation owned equally by the Company and Century. CUPV holds a 50% interest in XYZ Entertainment. The remaining 50% interest in XYZ Entertainment is held by Foxtel.

     For a discussion of risks associated with foreign operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d)  FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND DOMESTIC  OPERATIONS AND EXPORT
     SALES
     ---------------------------------------------------------------------------

     For information applicable to this Item, see the notes to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES
-------------------

     The Company's executive offices are located in Denver, Colorado, in space leased by UIH and provided to the Company through the UAP Management Agreement as described in Item 13 "Certain Relationships and Related Transactions." In management's opinion, these facilities are sufficient to meet the current and foreseeable future needs of its operating companies.

     Austar leases office space in Sydney for its administrative offices and has established four regional offices in leased space in certain areas where it has launched service. Austar also leases locations for smaller local offices in most of its markets to handle local customer maintenance, marketing and installation. In addition, Austar leases facilities to house the head-end facility and transmitter tower in each of its markets. The NCOC is located in leased facilities in the Gold Coast. Generally, these Austar facilities are leased with terms of three to six years, with renewal options in many instances. Austar believes that its leased facilities are sufficient for its foreseeable needs and that it has access to a sufficient supply of additional facilities in its various markets, should it require more space.

     Saturn has purchased property upon which it is constructing a head-end/switching and operations facility in Petone, located north of Wellington. Saturn also leases office and warehouse facilities for its headquarters in Petone. This lease expires in 2001 with a six-year renewal option.

     XYZ Entertainment currently uses a portion of Foxtel's broadcasting facilities located in Sydney. XYZ Entertainment pays its proportionate share of Foxtel's leasing costs (based on space utilized). The Company believes this arrangement results in operational cost savings. XYZ Entertainment believes its facilities are sufficient for the foreseeable future.

     Telefenua owns office space in Punaania, Tahiti. This facility also contains the customer service center and the head-end equipment for the system, including equipment for the receipt of satellite delivered programming and local broadcasts as well as play-back of taped programming. Telefenua compiles its 16-channel service at this facility and then transmits from its MMDS broadcast tower located on the island of Moorea.

     United Wireless leases corporate office space in Sydney and has a leased regional sales office in Melbourne.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Other than as described below, the Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     The territorial government of Tahiti (in French Polynesia) has legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. There can be no assurance that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the court's permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australia's Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the franchise agreements. Austar's complaint was also amended to add as defendants two affiliates of Optus Vision: Publishing and Broadcasting Limited and its subsidiary, Pay TV Options. In response, on September 10, 1997, Australis lodged an amended cross-claim. On May 30, 1997, the Supreme Court of New South Wales, in separate proceedings brought by FoxTel, granted a permanent injunction restraining Australis from transferring such assets to the joint venture. Both Optus Vision and Australis appealed the decision. Optus Vision indicated, in the meantime, that it was pursuing its claim that the exclusive nature of Austar's franchise agreements violate Australia's Trade Practices Act. The New South Wales Court of Appeal, on December 23, 1997, upheld the appeal brought by Optus Vision and Australis against the granting of the permanent injunction. The Company intends to vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On November 10, 1997, the sole stockholder of the Company approved an amendment to the Company's articles of incorporation to increase the Company's authorized capital.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

     Upon its formation, the Company issued 100 shares of common stock to UAP's predecessor. In July 1996, the Company issued 387 additional shares of common stock to UAP as a stock dividend and 13 shares of common stock to Kiwi Cable Company BVI, Inc. ("Kiwi") in exchange for Kiwi's 50% interest in Saturn. In May 1997, UAP acquired the remaining 13 shares of the Company from Kiwi in exchange for a 2% interest in UAP. At that time, UAP owned all of the 500 shares of issued and outstanding common stock of the Company. In November 1997, the Company effected a stock split whereby the 500 shares of common stock then outstanding were exchanged for 13,864,941 shares of common stock. On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 private placement of $46.3 million aggregate principal amount of senior discount notes (the "September 1997 Notes") (collectively, the "Notes"), the Company issued warrants to purchase a total of 488,000 shares of its common stock to the holders of the Notes. Neither the common stock nor the warrants are listed on any exchange.

     The Company has paid no cash dividends to either UAP or Kiwi. The Company is a holding company with no independent operations of its own and, as such, its ability to pay cash dividends is dependent upon distributions from its operating companies. Such distributions are limited by contractual or other obligations of such operating companies. In addition, the ability of the operating companies to distribute funds may be limited by the current or future regulations of the countries in which they are located.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected consolidated financial data as of and for the years ended December 31, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements. The data set forth below is qualified by reference to and should be read in conjunction with the Company's audited consolidated financial statements including the notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                          For the Years Ended
                                                                                              December 31,
                                                                    ---------------------------------------------------------------
                                                                      1997               1996              1995              1994
                                                                    --------           --------          --------          --------
                                                                          (In thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
   Service and other revenue ...............................       $   68,961        $   24,977        $    1,883                --
   System operating expense ................................          (52,703)          (22,865)           (3,230)               --
   System selling, general and administrative expense ......          (50,006)          (32,665)           (2,482)               --
   Corporate general and administrative expense ............           (3,306)           (1,376)             (920)             (659)
   Depreciation and amortization ...........................          (80,802)          (36,269)           (1,003)               --
   Equity in losses of affiliated companies ................           (2,408)           (5,414)          (16,379)           (1,015)
   Interest expense and other, net .........................          (47,792)          (14,374)            4,898                --
                                                                   ----------        ----------        ----------        ----------
   Net loss ................................................       $ (168,056)       $  (87,986)       $  (17,233)       $   (1,674)
                                                                   ==========        ==========        ==========        ==========
   Basic and diluted loss per common share .................       $   (12.12)       $    (6.44)       $    (1.28)       $    (0.12)
                                                                   ==========        ==========        ==========        ==========
   Weighted-average number of shares outstanding ...........       13,864,941        13,670,832        13,504,453        13,504,453
                                                                   ==========        ==========        ==========        ==========
OTHER DATA:
   Capital expenditures ....................................       $  101,135        $  187,100        $    7,648        $        1

                                                                                                    As of
                                                                                                 December 31,
                                                                          --------------------------------------------------------
                                                                            1997             1996            1995           1994
                                                                          --------         --------        --------       --------
                                                                                                (In thousands)
BALANCE SHEET DATA:
   Cash, cash equivalents, restricted cash and short-term
     investments ..................................................       $  25,089        $ 37,860        $ 8,730        $    --
   Property, plant and equipment, net .............................       $ 183,101        $193,170        $27,630        $     1
   Total assets ...................................................       $ 279,032        $319,323        $99,295        $24,084
   Senior discount notes and other debt ...........................       $ 387,094        $250,057        $   742        $    --
   Total liabilities ..............................................       $ 433,718        $315,276        $21,714        $    11
   Total stockholder's (deficit) equity ...........................       $(166,102)       $  4,047        $75,066        $24,073

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES BEYOND MANAGEMENT'S CONTROL. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REPORT ON FORM 8-K DATED MAY 15, 1997.

     The following discussion and analysis of the Company's financial condition and results of operations covers the years ended December 31, 1997, 1996 and 1995 and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. Such consolidated financial statements provide additional information regarding the Company's financial activities and condition.

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities and have not yet achieved the expected subscriber penetration levels anticipated with mature operating systems, the Company believes that its historical results of operations discussed herein are not indicative of its future results of operations.

INTRODUCTION

     The Company currently holds (i) an effective 100% economic interest in Austar, (ii) a 65% interest in Saturn, (iii) a 25% interest in XYZ Entertainment, (iv) an up to 90% economic interest in Telefenua and (v) a 100% interest in United Wireless. Because the Company accounts for its less than majority-owned operating companies under the equity method, prior to September 1995 only the Company's Tahitian subsidiary Telefenua was consolidated. In September 1995, the Company acquired a 100% interest in United Wireless at which time it began consolidating its results of operations. In late December 1995, the Company increased its economic interest in Austar from 50% to 90% (the "Austar Transaction"). During 1996, the Company further increased its economic interest in Austar to 100%. Prior to the Austar Transaction, the Company accounted for its investment in Austar using the equity method of accounting. The Company began consolidating the results of operations of Austar effective January 1, 1996. Following its July 1996 acquisition of the remaining 50% interest in Saturn, the Company began consolidating the results of operations of Saturn, which had previously been accounted for using the equity method of accounting. The Company's interest in Saturn was reduced to 65% in July 1997 with the Saturn Transaction. The Company accounts for its interest in XYZ Entertainment using the equity method of accounting.

     In connection with the offering of the May 1996 Notes, UIH merged into the Company UIH's subsidiaries that held interests in certain operating properties and early stage projects in Australia, New Zealand and Tahiti. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIH's foreign multi-channel television, programming and mobile data interests in Australia, New Zealand and Tahiti since inception. The Company commenced operations in January 1994 when UIH began its development-related activities in the Australia/Pacific region. The Company reflected all of the transfers from UIH as a capital contribution from parent in the accompanying consolidated financial statements. The Company reports on the basis of generally accepted accounting principles in the United States ("U.S. GAAP") and recognizes its proportionate share of affiliated company income
(loss) on the basis of U.S. GAAP results.

     As demonstrated by the following table, each of the operating companies has experienced rapid growth in subscribers:

                                                                                  As of
                                                                            December 31, 1997
                                                     ----------------------------------------------------------------
                                                                                                           Subscriber
                                                       Company           Service             Basic          Net Gain
   Consolidated Subsidiaries:                        Ownership(1)      Launch Date        Subscribers     During 1997
   --------------------------                        ------------      -----------        -----------     -----------
     Austar......................................        100%         August 1995           196,205          92,758
     United Wireless.............................        100%         September 1995            N/A             N/A
     Telefenua...................................         90%         March 1995              6,304           1,117
     Saturn......................................         65%         September 1995          3,059           1,362

   Unconsolidated Affiliate:
   -------------------------

     XYZ Entertainment...........................         25%         April 1995            577,205         237,205

     (1) For an explanation of the Company's interests in each of the operating companies, see Item 1 "Narrative Description of Business--Corporate Organizational Structure."

     UAP, the Company's parent, provides various management, technical, administrative, accounting, financial reporting, tax, legal and other services for the Company pursuant to the terms of a management agreement between UAP and the Company. In addition, UAP provides similar services to the Company's operating systems, pursuant to the terms of various technical assistance agreements with such operating systems. See Item 13 "Certain Relationships and Related Transactions."

LIQUIDITY AND CAPITAL RESOURCES

     The Company is responsible for its proportionate share of the capital requirements of the operating companies. The Company has funded its proportionate share to date with capital contributed by UIH and UAP and proceeds from private debt offerings and has reduced its proportionate share to date with subsidiary bank debt and strategic partner contributions. Through the private placement of the May 1996 Notes, the Company raised total gross proceeds of approximately $225.1 million. These notes will accrete to an aggregate principal amount of $455.6 million at maturity. Through the private placement of the September 1997 Notes, the Company raised total gross proceeds of approximately $29.9 million. These notes will accrete to an aggregate principal amount of $46.3 million at maturity. The Notes currently accrete interest at 14.75% per annum and are due in May 2006. Upon the sale by the Company of securities generating gross proceeds of at least $70.0 million, the Notes will accrete interest at a rate of 14% compounded semi-annually.

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of A$200.0 million (approximately $155.0 million) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50.0 million revolving working capital facility, (ii) A$60.0 million cash advance facility and (iii) A$90.0 million term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flow, and upon Austar having achieved and maintained total subscribers of at least 200,000. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of December 31, 1997, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110.0 million ($71.5 million converted using the December 31, 1997 exchange rate). Austar expects to meet the requirements in
(iii) above and have access to the term loan facility by early 1999.

     In July 1997, SaskTel purchased a 35% equity interest in Saturn by investing NZ$29.9 million (approximately $19.6 million) directly into Saturn for its newly-issued shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area.

     As of December 31, 1997, the Company had invested a total of approximately $405.8 million in its projects as outlined below:

                                                                                                As of
                                                                                             December 31,
                                                                                                1997
                                                                                           ---------------
                                                                                           (In thousands)
         Austar.................................................................             $338,990(1)(2)
         Saturn.................................................................               28,376(1)(3)
         Telefenua..............................................................               16,738
         XYZ Entertainment......................................................               14,090
         United Wireless........................................................                7,637
                                                                                             --------
              Total.............................................................             $405,831
                                                                                             ========

         (1) Does not include amounts contributed to Austar (approximately $11,000) and Saturn (approximately $2,920) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
         (2) Includes A$110,000 ($83,895 converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility and $28,773 paid by the Company to increase its economic interest in Austar to approximately 100%. Does not include the $29,840 of non-cash issuance of preferred stock by the Company to increase its economic interest in Austar to approximately 100%.
         (3) Does not include the $7,800 of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100% effective July 1996.

          AUSTAR

               The Company anticipates the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added;
          (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH versus MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. For the year ended December 31, 1997, Austar experienced average monthly churn of 4.2%, exceeding its budgeted figure for churn of 3.2%, which had a negative $5.5 million impact on operating and capital costs. See Item 1(c) "Narrative Description of Business--Austar (Australia)-- Marketing; Customer Support."

               Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $50-$75 million to continue on its current expansion path for the period from April 1, 1998 to December 31, 1998 and approximately $50-$75 million for similar expansion plans for 1999. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the drawdown of the remaining amount ($58.5 million converted using the December 31, 1997 exchange rate) under the Austar Bank Facility (assuming that certain financial ratios are met, which ratios are not currently being met) or the sale of non-strategic assets. There can be no assurance that the Company will be successful in obtaining all or a portion of its anticipated funding needs for the continued expansion of Austar.

          SATURN

               The Company anticipates the need for additional funding for Saturn in the future. Saturn's capital needs include capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. Management currently estimates that the Company's portion of the total funding required for Saturn is approximately $50-$55 million for the period from April 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. Of this amount, approximately $35 million is required as a fixed cost to complete the construction of the network, and the remainder is required as a result of the installation of customers. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the raising of equipment and/or bank financing (where the Company has already commenced discussions with several potential lenders) or the sale of non-strategic assets. There can be no assurance that the Company will be successful in obtaining all or a portion of its anticipated funding needs for Saturn.

          OTHER

               The  Company   anticipates  that  the  aggregate  future  funding
          requirements for Telefenua, XYZ Entertainment and United Wireless are less than $5 million.

     The indentures associated with UIH's senior secured discount notes due February 2008 and the Company's Notes (collectively, the "Indentures") place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indentures. The restrictions imposed by the Indentures will be eliminated upon the retirement of UIH's notes at their maturity in February 2008 and upon the retirement of the Company's Notes at their maturity in May 2006. In addition, pursuant to the Austar Bank Facility, Austar can not (i) pay any dividends, (ii) make any payments of interest on the Company's Notes or (iii) pay any fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, the payments in
(i), (ii) and (iii) above may be made, subject to certain debt to cash flow ratios.

     On November 17, 1997, pursuant to the terms of the indentures governing the Notes, the Company issued warrants to purchase a total of 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million upon exercise. The warrants are exercisable through May 15, 2006.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1997

     The Company incurred a net loss during the year ended December 31, 1997 of $168.1 million, which includes non-cash items such as depreciation and amortization expense totaling $80.8 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $38.7 million.

     Cash and cash equivalents decreased $6.9 million from $19.2 million as of December 31, 1996 to $12.3 million as of December 31, 1997. Principal sources of cash during the year ended December 31, 1997 included borrowings on the Austar Bank Facility of $85.2 million, gross proceeds from the issuance of the September 1997 Notes of $29.9 million, the purchase of a 35% interest in Saturn by SaskTel for $19.6 million, borrowings from parent of $10.0 million, capital contributions from parent of $7.9 million and net proceeds from the net decrease in short-term investments of $6.3 million.

     During the year ended December 31, 1997, cash was used principally for purchases of property, plant and equipment of $101.1 million to continue the build-out of existing projects, primarily at Austar, a decrease in construction payables of $29.6 million, investments in the Company's affiliated companies of $3.3 million, deferred financing costs and other uses totaling $6.9 million and the funding of operating activities of $24.9 million during the year.

FOR THE YEAR ENDED DECEMBER 31, 1996

     The Company incurred a net loss during the year ended December 31, 1996 of $88.0 million, which includes non-cash items such as depreciation and amortization expense totaling $36.3 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $20.3 million.

     Cash and cash equivalents increased $10.5 million from $8.7 million as of December 31, 1995 to $19.2 million as of December 31, 1996. Principal sources of cash during this period included gross proceeds from the issuance of the May 1996 Notes of $225.1 million, an increase in construction payables of $38.4 million, borrowings of $17.5 million and capital contributions from parent of $10.7 million.

     During the year ended December 31, 1996, cash was used principally for the purchase of property, plant and equipment of $187.1 million to construct Austar's and Telefenua's systems, repayments on related party debt of $25.0 million, the purchase of net short-term investments of $18.6 million, investments in the Company's affiliated companies of $16.2 million, deferred financing costs and other uses totaling $9.0 million, the purchase of the approximately 4% remaining economic interest in Austar for $7.9 million and the funding of operating activities of $17.4 million during the year.

FOR THE YEAR ENDED DECEMBER 31, 1995

     The Company incurred a net loss during the year ended December 31, 1995 of $17.2 million, which includes non-cash depreciation and amortization expense totaling $1.0 million.

     Cash and cash equivalents increased from $0 as of December 31, 1994 to $8.7 million as of December 31, 1995. Principal sources of cash during this period included capital contributions from parent of $38.6 million, borrowings on related party debt of $9.9 million and proceeds of $4.1 million from the sale of a portion of XYZ Entertainment, which diluted the Company's interest to 25%.

     During the year ended December 31, 1995, cash was used principally for investments in affiliated companies of $22.5 million, the purchase of an additional 40% economic interest in Austar for a net $8.0 million, the purchase of property, plant and equipment of $7.6 million to construct Austar's and Telefenua's systems and the funding of operating activities and other totaling $5.8 million during the year.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Service and Other Revenue. The Company's service and other revenue (including installation revenues) increased $ 44.0 million and $23.1 million for the years ended December 31, 1997 and 1996, respectively, compared to the corresponding amounts in the prior years. Service and other revenue for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                  1997           1996            1995
                                                                                --------       --------        --------
                                                                                           (In thousands)
          Austar............................................................    $63,848         $21,244         $   --
          Saturn............................................................        473             110             --
          Telefenua.........................................................      4,118           3,513          1,882
          United Wireless...................................................        522             110              1
                                                                                -------         -------         ------
               Total service and other revenue..............................    $68,961         $24,977         $1,883
                                                                                =======         =======         ======

          AUSTAR

               Service and other revenue at Austar increased $42.6 million, or 200.9%, from $21.2 million for the year ended December 31, 1996 to $63.8 million for the year ended December 31, 1997. This increase was primarily due to subscriber growth from an average of approximately 54,000 subscribers during 1996 to an average of approximately 150,000 subscribers during 1997, as Austar continues to roll-out its services.

               The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no service and other revenue from Austar in 1995. Service and other revenue at Austar increased $20.8 million from $0.4 million for the year ended December 31, 1995 to $21.2 million for the year ended December 31, 1996. This increase was primarily due to subscriber growth (103,447 at December 31, 1996 compared to 5,204 at December 31,
          1995) as Austar began the rapid roll-out of its services initially launched in August 1995.

          SATURN

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no service and other revenue from Saturn during the first half of 1996. Service and other revenue at Saturn increased $0.3 million, or 150% from $0.2 million for the year ended December 31, 1996 to $0.5 million for the year ended December 31, 1997. This increase was primarily due to growth in subscribers from an average of approximately 1,300 subscribers during 1996 to an average of approximately 2,400 subscribers during 1997.

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no service and other revenue from Saturn during the first half of 1996 or during 1995. Service and other revenue at Saturn increased $0.1 million, or 100%, from $0.1 million for the year ended December 31, 1995 to $0.2 million for the year ended December 31, 1996. This increase was primarily due to growth in subscribers (1,697 at December 31, 1996 compared to 959 at December 31, 1995).

          TELEFENUA

               Telefenua's service and other revenue increased $0.6 million, or 17.1%, from $3.5 million for the year ended December 31, 1996 to $4.1 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in basic subscribers, from an average of approximately 4,700 subscribers during 1996 to an average of approximately 5,700 during 1997, and the launch of premium services during 1997 (2,320 subscribers at December 31, 1997).

               Service and other revenue at Telefenua increased $1.6 million, or 84.2%, from $1.9 million for the year ended December 31, 1995 to $3.5 million for the year ended December 31, 1996. This increase was primarily due to subscriber growth (5,187 at December 31, 1996 compared to 4,126 at December 31, 1995).

SYSTEM OPERATING EXPENSE. The Company's operating expenses increased $29.8 million and $19.6 million for the years ended December 31, 1997 and 1996, respectively, compared to the corresponding amounts in the prior years. System operating expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                               ---------------------------------------
                                                                                 1997            1996           1995
                                                                               --------        --------       --------
                                                                                            (In thousands)
          Austar...........................................................     $42,792        $17,990          $   --
          Saturn...........................................................       4,015          1,344              --
          Telefenua........................................................       2,040          2,118           2,836
          United Wireless..................................................       1,789          1,413             394
          Other............................................................       2,067             --              --
                                                                                -------        -------          ------
              Total system operating expense..............................      $52,703        $22,865          $3,230
                                                                                =======        =======          ======

          AUSTAR

               The Company reported an increase in system operating expense from Austar of $24.8 million, or 137.8%, from $18.0 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in satellite programming fees and copyright costs, which corresponds to the increase in subscribers and additional basic programming services; an increase in salaries and benefits related to the additional personnel necessary to support Austar's launch of local and state offices in its markets; and an increase in customer subscriber management expenses related to the volume increases in telephone, billing and collection costs. The remainder of the increase related to increases in system travel, maintenance, vehicle costs and management fees.

               Austar has experienced high operating expense relative to service revenue due to certain fixed operating expenses. Austar expects operating expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's distribution facilities and network costs, such as local and state office staffing levels, operating costs and wireless license costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system operating expense, such as those related to programming and subscriber management expense, will vary in direct proportion to the number of subscribers.

               The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no system operating expense from Austar in 1995. System operating expense at Austar increased $15.0 million, or 500%, from $3.0 million for the year ended December 31, 1995 to $18.0 million for the year ended December 31, 1996. This increase was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers.

          SATURN

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system operating expense from Saturn during the first half of 1996. System operating expense at Saturn increased $1.7 million, or 73.9% from $2.3 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997. This increase was primarily due to an increase in personnel expenses in order to support Saturn's build-out of its HFC network in the Wellington area.

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system operating expense from Saturn during the first half of 1996 or during 1995. System operating expense at Saturn increased $1.2 million, or 109.1%, from $1.1 million for the year ended December 31, 1995 to $2.3 million for the year ended December 31, 1996. This increase was primarily due to increases in payroll and office expenses related to start-up activities, including system design and engineering work, for the expansion of Saturn's Wellington system.

          TELEFENUA

               The Company reported a decrease in Telefenua's system operating expense of $0.1 million, or 4.8%, from $2.1 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. This slight decrease was primarily due to a weakening of the local currency. Personnel headcount in 1997 was the same as in 1996.

               System operating expense at Telefenua decreased $0.7 million, or 25.0%, from $2.8 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. This decrease resulted from decreases in technical-related repairs and maintenance as well as tape production costs, partially offset by the increase in subscribers.

          OTHER

               In September 1997, the Company commenced transponder fee payments for a satellite service of approximately $0.4 million per month as part of its five-year agreement with Optus Networks. The Company expects to launch programming services on the satellite during 1998.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's system selling, general and administrative expense increased $17.3 million and $30.2 million for the years ended December 31, 1997 and 1996, respectively, compared to the corresponding amounts in the prior years. System selling, general and administrative expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                  1997           1996            1995
                                                                                --------       --------        --------
                                                                                            (In thousands)
          Austar............................................................    $42,810        $26,948          $   --
          Saturn............................................................      3,581          2,008              --
          Telefenua.........................................................      2,063          2,586           2,286
          United Wireless...................................................      1,552          1,123             196
                                                                                -------        -------          ------
               Total system selling, general and administrative expense.....    $50,006        $32,665          $2,482
                                                                                =======        =======          ======

          AUSTAR

               System selling, general and administrative expense from Austar increased $15.9 million, or 59.1%, from $26.9 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in salaries associated with the NCOC and Austar's corporate headquarters as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements associated with subscriber acquisition and retention and an increase in direct sales commissions due to subscriber growth. In addition, Austar experienced certain one-time charges for the restructuring and consolidation of various regional offices.

               Austar expects system selling, general and administrative expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's infrastructure costs, such as the NCOC, its corporate management staff and media-related marketing costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system selling, general and administrative expense relating to commissions and acquisition costs is expected to vary in relation to the number of customer sales and installations.

               The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Austar in 1995. System selling, general and administrative expense at Austar increased $22.4 million, or 497.8%, from $4.5 million for the year ended December 31, 1995 to $26.9 million for the year ended December 31, 1996. This increase was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers.

          SATURN

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Saturn during the first half of 1996. Saturn's system selling, general and administrative expense increased $1.2 million, or 50.0%, from $2.4 million for the year ended December 31, 1996 to $3.6 million for the year ended December 31, 1997. This increase was primarily due to increases in direct sales commissions due to subscriber growth as well as marketing and promotion costs for subscriber acquisition.

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Saturn during the first half of 1996 or during 1995. Saturn's system selling, general and administrative expense increased $1.2 million, or 100%, from $1.2 million for the year ended December 31, 1995 to $2.4 million for the year ended December 31, 1996. This increase was primarily attributable to increased marketing efforts to expand the subscriber base as Saturn's system expands.

          TELEFENUA

               System selling, general and administrative expense at Telefenua decreased $0.5 million, or 19.2%, from $2.6 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. This decrease was primarily due to fewer marketing-related campaigns during 1997, particularly related to general advertising, as well as a weakening of the local currency.

               System selling, general and administrative expense at Telefenua increased $0.3 million, or 13.0%, from $2.3 million for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. This increase was primarily attributable to increased marketing efforts associated with Telefenua's March 1995 service launch.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. The Company's corporate general and administrative expense increased $1.9 million, or 135.7%, from $1.4 million for the year ended December 31, 1996 to $3.3 million for the year ended December 31, 1997. This increase was primarily due to an increase in the allocation of UIH corporate general and administrative expenses to the Company, based on increased activity at the operating system level.

     The Company's corporate general and administrative expense increased $0.5 million, or 55.6%, from $0.9 million for the year ended December 31, 1995 to $1.4 million for the year ended December 31, 1996. This increase related to an increase in corporate staff dedicated to the region.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $44.5 million and $35.3 million for the years ended December 31, 1997 and 1996, respectively, compared to the corresponding amounts in the prior years. Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                  1997           1996            1995
                                                                                --------       --------        --------
                                                                                            (In thousands)
          Austar............................................................    $76,913        $33,446          $   --
          Saturn............................................................      2,033            800              --
          Telefenua.........................................................      1,212          1,382             960
          United Wireless...................................................        644            641              43
                                                                                -------        -------          ------
               Total depreciation and amortization..........................    $80,802        $36,269          $1,003
                                                                                =======        =======          ======

          AUSTAR

               Depreciation and amortization expense from Austar increased $43.5 million, or 130.2% from $33.4 million for the year ended December 31, 1996 to $76.9 million for the year ended December 31, 1997. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in expense related to subscriber disconnects.

               The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no depreciation and amortization expense from Austar in 1995. Depreciation and amortization expense from Austar increased $32.1 million from $1.3 million for the year ended December 31, 1995 to $33.4 million for the year ended December 31, 1996. This increase was primarily attributable to the significant deployment of Austar's operating assets beginning in early 1996 and continuing throughout the year as Austar launched service and gained subscribers in a number of new markets.

          SATURN

               The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no depreciation and amortization expense from Saturn during the first half of 1996. Depreciation and amortization expense from Saturn increased $1.6 million, or 400%, from $0.4 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. This increase was primarily due to the larger fixed asset base as Saturn continues to build-out its HFC network in the Wellington area.

EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company recognized decreases in equity in losses of affiliated companies of $3.0 million and $11.0 million for the years ended December 31, 1997 and 1996, respectively, compared to the corresponding amounts in the prior years. Equity in losses of affiliated companies for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                 1997           1996            1995
                                                                               --------       --------        --------
                                                                                           (In thousands)
         XYZ Entertainment.................................................     $2,408         $4,484         $11,729
         Saturn............................................................         --            930           1,438
         Austar............................................................         --             --           3,212
                                                                                ------         ------         -------
              Total equity in losses of affiliated companies...............     $2,408         $5,414         $16,379
                                                                                ======         ======         =======

          XYZ ENTERTAINMENT

               Equity in losses from XYZ Entertainment decreased $2.1 million, or 46.7%, from $4.5 million for the year ended December 31, 1996 to $2.4 million for the year ended December 31, 1997. This decrease was primarily attributable to higher revenue, resulting from XYZ Entertainment's subscriber increases, and overall reductions in staffing levels during 1997.

               Equity in losses from XYZ Entertainment decreased $7.2 million, or 61.5%, from $11.7 million for the year ended December 31, 1995 to $4.5 million for the year ended December 31, 1996. This decrease was primarily attributable to the decrease in the Company's interest in XYZ Entertainment from 50% to 25% in September 1995. XYZ Entertainment also reported a lower net loss in 1996 due to higher revenues resulting from an increase in programming subscribers in 1996 combined with fewer start-up costs than incurred in 1995 associated with the launch of its first four channels.

          SATURN

               The Company acquired an initial 50% interest in Saturn in July 1994. The Company increased its ownership in Saturn to 100% and began consolidating its results effective July 1, 1996. Accordingly, the Company recognized equity in losses for Saturn for only the first six months of 1996 as compared to the full twelve months for the year ended December 31, 1995.

          AUSTAR

               The Company acquired an initial interest in the two companies that comprise Austar in the fall of 1994 and increased its economic interest in these companies to 90% in late December 1995. The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no equity in losses related to Austar in 1996 or 1997.

GAIN ON SALE OF INVESTMENT. In September 1995, the Company sold one-half of its investment in XYZ Entertainment at cost, reducing its interest in XYZ Entertainment from 50% to 25%. As the recognition of equity losses through that date had reduced the Company's investment in XYZ Entertainment to zero, the Company recognized a gain on the entire amount received of $4.1 million.

PROVISION FOR LOSS ON MARKETABLE EQUITY SECURITIES. In December 1997, based on the financial difficulties and potential insolvency of Australis, the Company determined that the loss relating to its investment in Australis was other than temporary. As a result, the Company recorded a provision for this loss of $4,784 for the year ended December 31, 1997.

INTEREST INCOME. Interest income decreased $3.0 million, or 73.2%, from $4.1 million for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997. This decrease was primarily due to reduced cash and short-term investment balances related to the funding of the Company's investments in affiliated companies.

     Interest income increased $3.9 million from $0.2 million for the year ended December 31, 1995 to $4.1 million for the year ended December 31, 1996. The increase was attributable to higher short-term investment balances resulting from the issuance of the May 1996 Notes.

INTEREST EXPENSE. Interest expense, including related party expense, increased $22.8 million, or 109.6%, from $20.8 million for the year ended December 31, 1996 to $43.6 million for the year ended December 31, 1997. This increase was primarily due to the accretion of interest on the $46.3 million aggregate principal amount September 1997 Notes and accretion of interest for an entire year on the $455.6 million aggregate principal amount May 1996 Notes. The Notes currently accrete interest at a rate of 14.75% compounded semi-annually. Upon the sale by the Company of securities generating gross proceeds of at least $70.0 million, the Notes will accrete interest at a rate of 14% compounded semi-annually.

     Interest expense was $20.8 million for the year ended December 31, 1996 primarily due to the accretion of interest on the May 1996 Notes. Prior to the offering of the May 1996 Notes, the Company had no significant amount of interest-bearing debt.

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

     In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar. The Company may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities. In general, exchange rate risk to the Company related to the operating companies' commitments for equipment purchases and operating expenses is generally limited due to the insignificance of the related monetary asset and liability balances; however, exchange rate risk to the Company of these notes payable, notes receivable and debt linked to the U.S. dollar have and will continue to impact the Company's reported earnings. Because of the manner in which the Company currently accounts for its interest in XYZ Entertainment, any adverse effects on reported earnings would impact the Company through its equity in losses of affiliated companies. During the year ended December 31, 1997, the Company recorded a change in cumulative translation adjustments of $30.8 million, primarily due to the fluctuation in the Australian dollar compared to the U.S. dollar exchange rates from 1.2574 as of December 31, 1996 to 1.5378 as of December 31, 1997, a change of 22%.

     The countries in which the operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency; however, there is no assurance this situation will continue. The Company may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

YEAR 2000 CONVERSION

     The Company has established a central committee to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process information for the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning. In addition, the Company could be materially adversely affected by the failure of its vendors to achieve year 2000 date conversion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
     UIH AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       32
     Report of Independent Auditors...........................................................................       33
     Independent Auditors' Report.............................................................................       34
     Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................       35
     Consolidated Statements of Operations For the Years Ended December 31, 1997, 1996 and 1995...............       36
     Consolidated Statements of Stockholder's (Deficit) Equity For the Years Ended December 31, 1997,
       1996 and 1995..........................................................................................       37
     Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995...............       38
     Notes to Consolidated Financial Statements...............................................................       39

     The financial statement schedules required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UIH Australia/Pacific, Inc.:

     We have audited the accompanying consolidated balance sheets of UIH Australia/Pacific, Inc. (a Colorado corporation and wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's (deficit) equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Telefenua S.A. as of and for the year ended December 31, 1995, a subsidiary which is consolidated in the accompanying consolidated financial statements. UIH Australia/Pacific, Inc.'s consolidated financial statements for the year ended December 31, 1995 reflect revenues, expenses and a net loss related to Telefenua S.A. of $1,882,000, $5,438,000 and $3,556,000, respectively. We did not audit the financial statements of XYZ Entertainment Pty Limited ("XYZ Entertainment") as of and for the year ended December 31, 1995, an investment which is reflected in the accompanying consolidated financial statements on the equity method of accounting. UIH Australia/Pacific, Inc.'s consolidated statement of operations reflects equity in losses related to XYZ Entertainment of $11,729,000 for the year ended December 31, 1995, and Note 4 to the consolidated financial statements includes summarized financial data for XYZ Entertainment. The financial statements of Telefenua S.A. and XYZ Entertainment as of and for the year ended December 31, 1995 were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the summarized financial data for Telefenua S.A. and XYZ Entertainment included in Notes 3 and 4 to the consolidated financial statements and to the amounts included in the accompanying consolidated financial statements with respect to Telefenua S.A. and XYZ Entertainment, is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UIH Australia/Pacific, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 27, 1998

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



                                COOPERS & LYBRAND

Papeete, Tahiti
February 16, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

     We  have  audited  the  accompanying  consolidated  balance  sheets  of XYZ
Entertainment Pty Ltd as of December 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period from October 17, 1994 (date of inception) to December 31, 1994 and the financial year ended December 31, 1995, which are expressed in Australian dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Ltd as of December 31, 1994 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in Australia.

     Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected amounts reported as stockholders' deficiency and net loss as at and for the period from October 17, 1994 (date of inception) to December 31, 1994 and the year ended December 31, 1995 to the extent summarized in Note 12 to the financial statements.


Deloitte Touche Tohmatsu
Chartered Accountants

Sydney, Australia
March 15, 1996


                                               UIH AUSTRALIA/PACIFIC, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)


                                                                                               December 31,
                                                                                          ----------------------
                                                                                            1997          1996
                                                                                          --------      --------
ASSETS
Current assets
   Cash and cash equivalents..........................................................    $ 12,344      $ 19,220
   Restricted cash....................................................................         420            --
   Short-term investments.............................................................      12,325        18,640
   Subscriber receivables.............................................................       2,548         1,625
   Related party receivables..........................................................       1,942         1,958
   Other current assets...............................................................       3,405         1,995
                                                                                          --------      --------
       Total current assets...........................................................      32,984        43,438

Marketable equity securities, including other investments in affiliated companies.....          --         1,372
Property, plant and equipment, net of accumulated depreciation of $78,179 and
   $27,038, respectively..............................................................     183,101       193,170
License fees, net of accumulated amortization of $3,773 and $2,520, respectively .....       5,691        10,387
Goodwill, net of accumulated amortization of $8,044 and $3,911, respectively..........      43,017        58,134
Deferred financing costs, net of accumulated amortization of $1,306 and $203,
   respectively.......................................................................      13,393         9,805
Other non-current assets, net, including related party receivables of $0 and $1,600,
   respectively.......................................................................         846         3,017
                                                                                          --------      --------
       Total assets...................................................................    $279,032      $319,323
                                                                                          ========      ========

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities
   Accounts payable and accrued liabilities, including related party payables of
      $3,545 and $1,905, respectively.................................................    $ 26,566      $ 20,336
   Construction payables..............................................................       6,008        38,407
   Accrued funding obligation.........................................................         406         1,270
   Related party note payable.........................................................       4,999            --
   Current portion of long-term debt..................................................       1,825         1,108
                                                                                          --------      --------
       Total current liabilities......................................................      39,804        61,121

Due to parent.........................................................................       5,394         2,758
Senior discount notes and other debt..................................................     387,094       250,057
Other long-term liabilities...........................................................       1,426         1,340
                                                                                          --------      --------
       Total liabilities..............................................................     433,718       315,276
                                                                                          --------      --------

Minority interest in subsidiary.......................................................      11,416            --
                                                                                          --------      --------
Commitments and Contingencies (Notes 10 and 11)

Stockholder's (deficit) equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
     outstanding......................................................................          --            --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 and
     13,864,941 shares issued and outstanding, respectively...........................         139           139
   Additional paid-in capital.........................................................     137,672       112,346
   Unrealized loss on investment......................................................          --        (3,412)
   Cumulative translation adjustments.................................................     (28,964)        1,867
   Accumulated deficit................................................................    (274,949)     (106,893)
                                                                                          --------      --------
       Total stockholder's (deficit) equity...........................................    (166,102)        4,047
                                                                                          --------      --------
       Total liabilities and stockholder's (deficit) equity...........................    $279,032      $319,323
                                                                                          ========      ========

           The  accompanying  notes are an integral part of these consolidated financial statements.

                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)

                                                                                                    For the Years Ended
                                                                                                        December 31,
                                                                                        -------------------------------------------
                                                                                          1997             1996              1995
                                                                                        --------         --------          --------
Service and other revenue .......................................................      $   68,961       $   24,977       $    1,883

System operating expense, including related party expense of $3,291,
   $788 and $94, respectively ...................................................         (52,703)         (22,865)          (3,230)
System selling, general and administrative expense ..............................         (50,006)         (32,665)          (2,482)
Corporate general and administrative expense, including management
   fees to related party of $2,739, $750 and $918, respectively .................          (3,306)          (1,376)            (920)
Depreciation and amortization ...................................................         (80,802)         (36,269)          (1,003)
                                                                                       ----------       ----------       ----------
       Net operating loss .......................................................        (117,856)         (68,198)          (5,752)

Equity in losses of affiliated companies ........................................          (2,408)          (5,414)         (16,379)
Gain on sale of investment in affiliated company ................................              --               --            4,132
Provision for loss on marketable equity securities ..............................          (4,784)              --               --
Interest income .................................................................           1,144            4,106              157
Interest expense, including related party expense of $1,305, $458 and $0,
   respectively .................................................................         (43,569)         (20,756)             (30)
Other (expense) income, net .....................................................          (1,601)              90              219
                                                                                       ----------       ----------       ----------
       Net loss before minority interest ........................................        (169,074)         (90,172)         (17,653)

Minority interest in subsidiaries ...............................................           1,018            2,186              420
                                                                                       ----------       ----------       ----------

       Net loss .................................................................      $ (168,056)      $  (87,986)      $  (17,233)
                                                                                       ==========       ==========       ==========

Basic and diluted loss per common share .........................................      $   (12.12)      $    (6.44)      $    (1.28)
                                                                                       ==========       ==========       ==========

Weighted-average number of common shares outstanding ............................      13,864,941       13,670,832       13,504,453
                                                                                       ==========       ==========       ==========







           The  accompanying  notes are an integral part of these consolidated financial statements.

                                                    UIH AUSTRALIA/PACIFIC, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY
                                            (Stated in thousands, except share amounts)



                                             Common Stock           Additional  Unrealized    Cumulative
                                        -----------------------      Paid-in     Loss on      Translation  Accumulated
                                          Shares        Amount       Capital    Investment    Adjustments    Deficit      Total
                                        ----------     --------    ----------- ------------   ------------ ------------ ---------
Balances, January 1, 1995 ...........   13,504,453       $135       $ 25,207      $   --      $    405    $  (1,674)    $  24,073

Capital contributions from
   parent ...........................           --         --         68,440          --            --           --        68,440
Change in cumulative
translation adjustments .............           --         --             --          --          (214)          --          (214)

Net loss ............................           --         --             --          --            --      (17,233)      (17,233)
                                        ----------       ----       --------      ------      --------    ----------    ---------

Balances, December 31, 1995 .........   13,504,453        135         93,647          --           191      (18,907)       75,066

Capital contributions from
   parent ...........................           --         --         10,903          --            --           --        10,903
Acquisition of remaining 50%
   interest in Saturn ...............      360,488          4          7,796          --            --           --         7,800
Unrealized loss on investment .......           --         --             --      (3,412)           --           --        (3,412)
Change in cumulative
   translation adjustments ..........           --         --             --          --         1,676           --         1,676
Net loss ............................           --         --             --          --            --      (87,986)      (87,986)
                                        ----------       ----       --------      ------      --------    ----------    ---------

Balances, December 31, 1996 .........   13,864,941        139        112,346      (3,412)        1,867     (106,893)        4,047

Capital contributions from
   parent ...........................           --         --         15,663          --            --           --        15,663
Gain on sale of stock by
subsidiary ..........................           --         --          5,985          --            --           --         5,985
Issuance of warrants to
   purchase common stock ............           --         --          3,678          --            --           --         3,678
Provision for loss on marketable
   equity securities, net ...........           --         --             --       3,412            --           --         3,412
Change in cumulative
   translation adjustments ..........           --         --             --          --       (30,831)          --       (30,831)
Net loss ............................           --         --             --          --            --     (168,056)     (168,056)
                                        ----------       ----       --------      ------      --------    ----------    ---------

Balances, December 31, 1997 .........   13,864,941       $139       $137,672      $   --      $(28,964)   $(274,949)    $(166,102)
                                        ==========       ====       ========      ======      ========    ==========    =========



           The  accompanying  notes are an integral part of these consolidated financial statements.

                                                          37

                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)

                                                                                                      For the Years Ended
                                                                                                           December 31,
                                                                                              -------------------------------------
                                                                                                1997           1996          1995
                                                                                              --------       --------      --------
Cash flows from operating activities:
Net loss .................................................................................    $(168,056)     $(87,986)    $ (17,233)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization .........................................................       80,802        36,269         1,003
   Equity in losses of affiliated companies ..............................................        2,408         5,414        16,379
   Gain on sale of investment in affiliated company ......................................           --            --        (4,132)
   Provision for loss on marketable equity securities ....................................        4,784            --            --
   Minority interest share of losses .....................................................       (1,018)       (2,186)         (420)
   Loan guarantee fee ....................................................................           --          (784)           --
   Accretion of interest on senior notes and amortization of deferred financing costs ....       38,747        20,270            --
   Increase in subscriber receivables ....................................................       (1,375)       (1,487)           --
   Increase in related party receivables .................................................         (316)          (51)       (1,907)
   Decrease (increase) in other assets ...................................................           68        (1,461)          420
   Increase in technical assistance agreement payables ...................................        7,375         1,677            --
   Increase in accounts payable, accrued liabilities and other ...........................       11,674        12,906           238
                                                                                              ---------      --------     ---------
Net cash flows used in operating activities ..............................................      (24,907)      (17,419)       (5,652)
                                                                                              ---------      --------     ---------
Cash flows from investing activities:
Purchase of short-term investments .......................................................      (15,988)     (199,242)           --
Sale of short-term investments ...........................................................       22,303       180,602            --
Restricted cash deposited ................................................................         (420)           --            --
Investments in and advances to affiliated companies and other investments ................       (3,272)      (16,204)      (22,472)
Purchase of additional interests in Austar, net of cash acquired in 1995 .................           --        (7,920)       (8,017)
Proceeds from sale of investment in affiliated company ...................................           --            --         4,132
Purchase of property, plant and equipment ................................................     (101,135)     (187,100)       (7,648)
(Decrease) increase in construction payables .............................................      (29,621)       38,407            --
                                                                                              ---------      --------      --------
Net cash flows used in investing activities ..............................................     (128,133)     (191,457)      (34,005)
                                                                                              ---------      --------      --------
Cash flows from financing activities:
Capital contributions from parent ........................................................        7,863        10,664        38,600
Cash contributed from minority interest partner ..........................................       19,566            --            --
Proceeds from offering of senior discount notes ..........................................       29,925       225,115            --
Borrowings on related party payable to parent ............................................        9,998        15,073         9,927
Payment of bridge loan payable to parent .................................................           --       (25,000)           --
Deferred financing costs .................................................................       (5,643)      (10,007)           --
Borrowing on other debt ..................................................................       85,210         2,465            --
Payment on capital leases and other debt .................................................         (490)           --            --
                                                                                              ---------      --------     ---------
Net cash flows provided by financing activities ..........................................      146,429       218,310        48,527
                                                                                              ---------      --------     ---------
Effect of exchange rates on cash .........................................................         (265)        1,056          (140)
                                                                                              ---------      --------     ---------
(Decrease) increase in cash and cash equivalents .........................................       (6,876)       10,490         8,730
Cash and cash equivalents, beginning of period ...........................................       19,220         8,730            --
                                                                                              ---------      --------     ---------
Cash and cash equivalents, end of period .................................................    $  12,344      $ 19,220     $   8,730
                                                                                              =========      ========     =========
Non-cash investing and financing activities:
   Gain on issuance of shares by Saturn ..................................................    $   5,985     $      --     $      --
                                                                                              =========     =========     =========
   Non-cash issuance of warrants to purchase common stock ................................    $   3,678     $      --     $      --
                                                                                              =========     =========     =========
   Non-cash capital contributions from parent ............................................    $   7,800     $  25,000     $      --
                                                                                              =========     =========     =========
   Non-cash stock issuance for purchase of 50% interest in Saturn ........................    $      --     $   7,800     $      --
                                                                                              =========     =========     =========
   Non-cash capital contribution of preferred stock from parent utilized in
     purchase of additional 40% interest in Austar .......................................    $      --     $      --     $  29,840
                                                                                              =========     =========     =========
   Increase in unrealized loss on investment .............................................    $    (985)    $  (3,412)    $      --
                                                                                              =========     =========     =========
   Assets acquired with capital leases ...................................................    $     548     $   3,632     $      --
                                                                                              =========     =========     =========
Supplemental cash flow disclosures:
   Cash paid for interest ................................................................    $   1,239     $      --     $      --
                                                                                              =========     =========     =========
   Cash received for interest ............................................................    $     796     $   3,578     $      --
                                                                                              =========     =========     =========

           The  accompanying  notes are an integral part of these consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                     (Monetary amounts stated in thousands)

1.   ORGANIZATION AND BACKGROUND

     UIH Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect 98%-owned subsidiary of United International Holdings, Inc. ("UIH"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

     The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of December 31, 1997.

*******************************************************************************
*                                                                             *
*                                     UIH                                     *
*                                                                             *
*******************************************************************************
                                       *
                                 100%  *
                                       *
*******************************************************************************
*                                                                             *
*                United International Properties, Inc. ("UIPI")               *
*                                                                             *
*******************************************************************************
                                       *
                                 98%   *
                                       *
*******************************************************************************
*                                                                             *
*                                     UAP                                     *
*                                                                             *
*******************************************************************************
                                       *
                                 100%  *
                                       *
*******************************************************************************
*                                                                             *
*                                 The Company                                 *
*                                                                             *
*******************************************************************************
                                       *
                                       *
                                       *
*******************************************************************************
* CTV Pty Limited ("CTV") and STV Pty Limited (STV")                          *
*   (collectively, "Austar")(Australia)(1)                               100% *
* Austar Satellite Pty Limited ("Austar Satellite")(Australia)(2)        100% *
* United Wireless Pty Limited ("United Wireless")(Australia)             100% *
* Telefenua S.A. ("Telefenua")(Tahiti)(3)                                 90% *
* Saturn Communications Limited ("Saturn")(New Zealand")                  65% *
* XYZ Entertainment Pty Limited ("XYZ Entertainment")(Australia)          25% *
*******************************************************************************

     (1) The Company holds an effective 100% economic interest in Austar through a combination of ordinary and convertible debentures.
     (2) The Company indirectly owns a 100% interest in Austar Satellite, a company recently formed to operate the Company's satellite business in Australia.

     (3) The Company owns an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

     Immediately prior to the May 1996 offering of the Company's 14% senior discount notes due 2006 (the "May 1996 Notes"), UIH Australia, Inc., UIH Australia II, Inc. and UIH Australia III, Inc. (the "UIH Australia
Subsidiaries"); UIH New Zealand, Inc. (the "UIH New Zealand Subsidiary"); UIH-SFCC, Inc. (the "UIH Tahiti Subsidiary"); and UIH Australia Holdings, Inc. were merged with and into the Company. The UIH Australia Subsidiaries held UIH's interest in the two companies that form Austar, the UIH New Zealand Subsidiary held UIH's interest in Saturn, the UIH Tahiti Subsidiary held UIH's interest in Telefenua, UIH Australia Holdings, Inc. held UIH's interest in United Wireless and the Company held UIH's interest in XYZ Entertainment. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interests in multi-channel television, programming and mobile data companies in Australia, New Zealand and Tahiti since

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inception. The reorganized Company commenced operations in January 1994 when UIH began its development-related activities in the Asia/Pacific region. UIH transferred the net assets of the above mentioned subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company at its historical cost, which the Company reflected as capital contributions from the parent company. The accompanying consolidated financial statements have been prepared as though the Company made investments in the following entities on the original date UIH or certain of its wholly-owned subsidiaries made the investment:

      * The Company acquired, through directly and indirectly held interests, an effective 50% economic interest in the two companies that form Austar in 1994. In December 1995, the Company increased its effective economic interest in Austar (formerly CEtv) to 90%. In May 1996, the Company increased its economic interest in Austar to 94% which was subsequently increased to 96%. In October 1996, the Company acquired the remaining 4% economic interest in Austar for $7,920. The companies that comprise Austar have acquired multi-point microwave distribution systems ("MMDS") licenses to supply subscription television services to television households in the northern, northeastern and southern regions of Australia outside of the country's largest cities. They are currently constructing multi-channel television systems to service many of the television homes in their license areas. Those homes that cannot be served by MMDS will be serviceable by a direct-to-home ("DTH") satellite service marketed by Austar. The Company's ownership interests are comprised of direct and indirect holdings of convertible debentures and ordinary shares of CTV and STV. Ownership of the debentures  entitles  the  Company to vote for  directors  on the same basis as ordinary shares. The Company is party to various securityholder agreements which enable it to designate all of the six voting directors of both CTV and STV. The Company began consolidating Austar for balance sheet purposes effective December 31, 1995 and for income statement purposes effective January 1, 1996. Prior to these dates, the Company accounted for its investments in CTV and STV under the equity method.

      * In July 1994, the Company acquired a 50% interest in Kiwi Communications Limited, which subsequently changed its name to Saturn. Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in the Company which was valued at approximately $7,800. The holder of this 2.6% interest in the Company subsequently exchanged it for a 2% interest in UAP. In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn through a cash contribution to Saturn of $19,566, thereby reducing the Company's equity interest in Saturn to 65% (see Note 3). The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method.

      *   In October 1994,  the Company and Century  Communications  Corporation
          ("Century") formed XYZ Entertainment, an Australian proprietary company incorporated in New South Wales. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV"), an Australian corporation, to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. The Company accounts for its investment through CUPV in XYZ Entertainment under the equity method.

      * The Company acquired an effective 90% economic interest in Telefenua in January 1995. The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. Since March 1995, Telefenua has operated the only multi-channel subscription television system on the islands of Tahiti and Moorea in French Polynesia. Through its majority ownership of UIH SFCC LP, a Colorado limited partnership that holds 100% of the preferred stock of Societe Francaise des Communications et du Cable S.A. ("SFCC"), which in turn is the parent company of Telefenua, the Company has the right to appoint three of the six board members. Furthermore, by agreement with the common shareholders, the Company has the right to appoint a fourth director. The Company has consolidated its investment in Telefenua for all periods presented. The Company is currently evaluating the potential sale of its interest in Telefenua.

      * In September 1995, the Company acquired a 100% interest in United Wireless, a provider of wireless mobile data services in Australia, primarily Sydney and Melbourne. The Company is currently developing a distribution network and marketing its services. The Company accounted for its acquisition using the purchase method of accounting. The Company has consolidated its investment in United Wireless subsequent to August 1995.

      * In September 1997, the Company commenced transponder fee payments for a satellite service as part of a five-year agreement with Optus Networks Pty Limited ("Optus Networks"). In November 1997, the Company formed Austar Satellite to assume the rights and obligations of this agreement. The Company owns an indirect 100% economic interest in Austar Satellite. In November 1997, the Company transferred all such costs to Austar Satellite and began consolidating the entity. The Company expects to launch programming services on the satellite during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's investments to date relate to its investment in Austar, which is comprised primarily of MMDS and DTH satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. If additional capital financings are not available to continue to connect new customers at Austar, the Company's revenues will decline and the current net operating loss will increase over time due to customer disconnections, which are normally experienced in connection with multi-channel television operations. In order to complete the anticipated build-out of Austar and the Company's other projects, the Company will need a significant amount of additional capital, which is not currently available.

     As of December 31, 1997, the Company has a net working capital deficit of $3,275, excluding related party payables of $3,545, which are primarily due to UIH. Due to the nature of the operation, the Company is able to slow the rate of subscriber connections at Austar and network construction at the Company's other projects to adjust to the level of funding sources that are available. The Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premises equipment, which are controllable by the Company based upon the rate of new subscriber connections. However, the Company needs to continue the present rate of new subscriber connections to offset current churn rates at Austar. The Company is currently in the process of seeking additional sources of funds, which could include private equity, bank and/or public debt and the sale of certain non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1999.

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

     In November 1997, the Company effected a stock split whereby the 500 shares of common stock then outstanding were exchanged for 13,864,941 shares of common stock. All share and per share amounts have been retroactively restated to reflect this event.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest. The Company began consolidating United Wireless subsequent to August 31, 1995. Due to the Company's acquisition of the majority economic interest in Austar in late December 1995, the Company began consolidating Austar's balance sheet effective December 31, 1995 and its operations effective January 1, 1996. The Company recognized equity losses from its investment in Austar through December 31, 1995. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months. The portion of short-term investments and the Company's investment in Australis Media Limited ("Australis") (see Note 5) which are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), are accounted for at fair market value. As of December 31, 1997, the Company held approximately $12,325 of short-term investments, comprised primarily of certificates of deposit and government securities. These short-term investments are classified as available-for-sale securities and stated at amortized cost, which approximates fair value, under the provisions of SFAS 115.

RESTRICTED CASH

     Restricted cash includes $420 in Saturn's U.S. dollar funding account, which is being held as collateral against certain letters of credit for Saturn. These letters of credit and the related restriction on the cash balance will expire within the next 12 months.

INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

     For those investments in companies in which the Company's voting interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of cost over net tangible assets acquired.
Investments in and advances to an affiliated company are as follows:

                                                              As of December 31, 1997
                                     -----------------------------------------------------------------------------
                                       Investments in           Cumulative Equity           Cumulative
                                     and Advances to an            in Losses of an         Translation
                                     Affiliated Company         Affiliated Company         Adjustments      Total
                                     ------------------         ------------------         -----------     -------
     XYZ Entertainment.........           $18,610(1)                 $(18,720)                 $110        $   --
                                          =======                    ========                  ====        ======

                                                              As of December 31, 1996
                                     -----------------------------------------------------------------------------
                                       Investments in           Cumulative Equity           Cumulative
                                     and Advances to an            in Losses of an         Translation
                                     Affiliated Company         Affiliated Company         Adjustments      Total
                                     ------------------         ------------------         -----------     -------
     XYZ Entertainment.........           $16,202(1)                 $(16,312)                 $110        $   --
                                          =======                    ========                  ====        ======

     (1) Includes an accrued funding obligation of $406 and $1,270 at December 31, 1997 and 1996, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. Depreciation expense is computed using the straight-line method over the asset's estimated useful life as shown below:

                                                                             As of
                                                                         December 31,
                                                                ----------------------------         Average
                                                                  1997                1996            Life
                                                                --------            --------         -------
     Subscriber premises equipment and converters.........      $160,413            $125,238              3
     MMDS distribution facilities.........................        55,093              57,073           5-10
     Cable distribution networks..........................        16,770              11,672           5-10
     Office equipment, furniture and fixtures.............        10,813               8,477           3-10
     Buildings and leasehold improvements.................         5,647               6,545           6-10
     Other................................................        12,544              11,203            3-5
                                                                --------            --------
                                                                 261,280             220,208
         Accumulated depreciation.........................       (78,179)            (27,038)
                                                                --------            --------
         Net property, plant and equipment................      $183,101            $193,170
                                                                ========            ========

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

LICENSE FEES

     The acquisition of MMDS licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license. In Australia, the cost to acquire these licenses for a five-year period is being amortized over the remaining license period. The licenses are renewable every five years. In Tahiti, the license rights are amortized over a 10-year period.

GOODWILL

     The Company's acquisition of an additional 40% economic interest in Austar was recorded as a step acquisition. The majority of the purchase price was recorded as goodwill as the underlying net book value of all tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill is being amortized over 15 years beginning January 1, 1996. The Company's acquisition in July 1996 of the additional 50% interest in Saturn resulted in additional goodwill which is being amortized over 15 years.

DEFERRED FINANCING COSTS

     The Company capitalizes the costs associated with obtaining long-term debt. These costs are expensed using the straight-line method over the term of the debt instrument.

RECOVERABLE AMOUNTS OF TANGIBLE AND INTANGIBLE ASSETS

     The carrying amount of all tangible and intangible assets is reviewed periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all tangible and intangible assets have been determined using net cash flows which have not been discounted to their present values.

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

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

     Under SAB 51, the Company recognized a gain of $5,985 upon the issuance by Saturn of its newly-issued shares in July 1997 for $19,566, diluting the Company's interest in Saturn to 65% (see Note 3). The gain was credited directly to equity. The Company has adopted a SAB 51 policy to record all gains as a result of stock sales by its subsidiaries in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), as required. The adoption of SFAS 128 had no effect on the Company's previously reported primary loss per share. "Basic earnings (loss) per share" is determined by dividing net income (loss) from continuing operations available to common shareholders by the weighted-average number of common shares outstanding during each period. "Diluted earnings per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Because of reported losses, there are no differences between basic and diluted loss per share amounts for the Company for any of the years presented. The only potentially dilutive securities excluded as antidilutive were the warrants issued in November 1997 (see Note 6).

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's (deficit) equity. During the year ended December 31, 1997, the Company recorded a change in cumulative translation adjustments of $30,831, primarily due to the fluctuation in the Australian dollar compared to the U.S. dollar exchange rates from 1.2574 as of December 31, 1996 to 1.5378 as of December 31, 1997, a change of 22%.

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

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company does not believe that the provisions of SFAS 130 will have a material effect on the Company's reported income.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company elected to adopt SFAS 131 for the year ended December 31, 1997 (see Note 9).

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS AND DISPOSITIONS

TELEFENUA

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

     Tangible assets................................................     $4,213
     Intangible assets..............................................      1,835
     Other..........................................................        107
     Cash...........................................................      6,181
     Accounts payable and accrued liabilities.......................       (783)
     Due to affiliate...............................................     (2,110)
     Minority shareholders' interest................................       (527)
                                                                         ------
         Total consideration........................................     $8,916
                                                                         ======

     The purchase price was allocated to the net assets acquired based on relative fair market values. The Company's consolidated revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $1,882, $5,438 and $3,556, respectively.

     As of December 31, 1997, the Company's cumulative investment in Telefenua totaled approximately $16,738. The Company is currently evaluating the potential sale of its interest in Telefenua.

     The territorial government of Tahiti (in French Polynesia) has legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. There can be no assurance that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

AUSTAR

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

     Tangible assets...............................................     $18,267
     Intangible assets.............................................       8,643
     Receivables, prepaids and other...............................       2,704
     Cash..........................................................       7,222
     Accounts payable and accrued liabilities......................      (6,140)
     Other debt....................................................        (890)
     Minority shareholders' interest...............................      (2,363)
     Net investment prior to acquisition of 40%....................     (27,153)
                                                                        -------
                                                                            290
     Goodwill......................................................      44,790
                                                                        -------
         Total consideration.......................................     $45,080
                                                                        =======

     The Company invested approximately $53,009, $161,375 and $50,848 into Austar during 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company's cumulative investment in Austar including amounts paid to acquire interests from other shareholders, totaled approximately $284,935.

SATURN

     In 1994, the Company acquired a 50% interest in Saturn. In July 1996, the Company acquired the remaining 50% of Saturn by issuing 360,488 shares of its common stock valued at $7,800. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:

     Tangible assets...............................................      $8,509
     Receivables, prepaids and other...............................         373
     Cash..........................................................         708
     Accounts payable and accrued liabilities......................      (1,430)
     Net investment prior to acquisition of 50%....................      (9,133)
                                                                         ------
                                                                           (973)
     Goodwill......................................................       8,773
                                                                         ------
         Total consideration.......................................      $7,800
                                                                         ======

     In July 1997, SaskTel purchased a 35% equity interest in Saturn by investing approximately New Zealand $29,900 ($19,566) directly into Saturn for its newly-issued shares (the "Saturn Transaction"). The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area. As of December 31, 1997, the Company's cumulative investment in Saturn totaled approximately $42,161.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Condensed financial information for the Company's significant equity investees is presented below.

CTV

     In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that currently holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. In December 1995, the Company purchased an additional 40% economic interest in CTV, which increased its economic interest to 90% and, accordingly, the Company has consolidated CTV since December 31, 1995 (see Note
1). Condensed consolidated income statement data for CTV, stated in U.S. dollars, is as follows:

                                                                                  For the Year Ended
                                                                                   December 31, 1995
                                                                                  ------------------
     Revenue....................................................................       $   433
     Operating, selling, general and administrative expenses....................        (4,804)
     Depreciation and amortization..............................................        (1,113)
                                                                                       -------
         Net operating loss.....................................................        (5,484)
     Interest, net..............................................................           914
     Other......................................................................           245
                                                                                       -------
         Net loss...............................................................       $(4,325)
                                                                                       =======

STV

     In October 1994, the Company began to fund its 50% economic interest in STV, an Australian company that holds MMDS licenses in Australia. In December 1995, the Company purchased an additional 40% economic interest in STV, which increased its economic interest to 90%, and, accordingly, the Company has consolidated STV since December 31, 1995 (see Note 1). Condensed consolidated income statement data for STV, stated in U.S. dollars, is as follows:

                                                                                  For the Year Ended
                                                                                   December 31, 1995
                                                                                  ------------------
     Revenue....................................................................       $    10
     Operating, selling, general and administrative expenses....................        (2,670)
     Depreciation and amortization..............................................          (158)
                                                                                       -------
         Net operating loss.....................................................        (2,818)
     Interest, net..............................................................           315
                                                                                       -------
         Net loss...............................................................       $(2,503)
                                                                                       =======

XYZ ENTERTAINMENT

     Condensed consolidated income statement data for XYZ Entertainment stated in U.S. dollars, which was derived from financial statements audited by Deloitte Touche Tohmatsu, is as follows:

                                                                                  For the Year Ended
                                                                                   December 31, 1995
                                                                                  ------------------
     Revenue....................................................................       $  1,266
     Operating, selling, general and administrative expenses....................        (27,511)
     Depreciation and amortization..............................................         (2,662)
                                                                                       --------
         Net operating loss.....................................................        (28,907)
     Interest, net..............................................................            145
                                                                                       --------
         Net loss...............................................................       $(28,762)
                                                                                       ========

SATURN

     Condensed consolidated income statement data for Saturn, stated in U.S. dollars, is as follows:

                                                                                  For the Year Ended
                                                                                   December 31, 1995
                                                                                  ------------------
     Revenue....................................................................      $    148
     Operating, selling, general and administrative expenses....................        (2,365)
     Depreciation and amortization..............................................          (385)
                                                                                      --------
         Net operating loss.....................................................        (2,602)
     Other......................................................................           (55)
                                                                                       -------
         Net loss...............................................................       $(2,657)
                                                                                       =======

5. MARKETABLE EQUITY SECURITIES, INCLUDING OTHER INVESTMENTS IN AFFILIATED COMPANIES

     The Company used $10,000 of the proceeds from its offering of the May 1996 Notes (see Note 6) to acquire a UIH subsidiary which guaranteed $10,000 of debt for Australis, Austar's primary supplier of programming. As consideration for giving the guarantee, the Company received warrants valued at $784 to acquire 4,171,460 ordinary shares or convertible debentures of Australis. On October 31, 1996, the Company's $10,000 guarantee of Australis' debt expired. The Company used $3,339 of the related cash to acquire 7,736,171 debentures of Australis. Further, the Company exercised warrants to acquire Australis' common stock and debentures at A$0.20 per share for 3,016,832 shares of Australis' common stock and 1,154,628 debentures. Each debenture is convertible into one common share of Australis. In December 1997, based on the financial difficulties and potential insolvency of Australis, the Company determined that the unrealized loss relating to its investment in Australis was other than temporary. As a result, the Company recorded a provision for this loss of $4,784, reducing the carrying value of the investment to $0.

6.   SENIOR DISCOUNT NOTES AND OTHER DEBT

     Senior discount notes and other debt consists of the following:

                                                                                                As of
                                                                                             December 31,
                                                                                     ---------------------------
                                                                                       1997               1996
                                                                                     --------           --------
     May 1996 Notes, net of unamortized discount................................     $278,662           $245,182
     September 1997 Notes (as defined below), net of unamortized discount.......       30,461                 --
     Austar Bank Facility (as defined below)....................................       71,531                 --
     Vendor financed equipment at Saturn........................................        3,730                 --
     Capitalized lease obligations..............................................        3,441              4,522
     Mortgage note, interest at 7.548%, 7-year term.............................        1,094              1,461
                                                                                     --------           --------
                                                                                      388,919            251,165
         Less current portion...................................................       (1,825)            (1,108)
                                                                                     --------           --------
                                                                                     $387,094           $250,057
                                                                                     ========           ========

     On May 14, 1996, the Company received total gross proceeds of $225,115 from the private placement of $443,000 aggregate principal amount of the 14% May 1996 Notes. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an issuance of its capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the May 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to maturity. The quoted fair market value of these notes was $292,380 and $230,360 as of December 31, 1997 and December 31, 1996, respectively.

     On September 23, 1997, the Company received total gross proceeds of $29,925 from the private placement of $45,000 aggregate principal amount of 14% senior discount notes, which were issued at a premium (the "September 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The

September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an Equity Sale. Due to this increase in interest rates, the September 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to maturity. The quoted fair market value of these notes was $29,700 as of December 31, 1997.

     On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 Notes (collectively, the "Notes"), the Company issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the Notes on a pro-rata basis and as an increase in additional paid-in capital.

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000
($155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows, and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar can not (a) pay any dividends, (b) make any payments of interest on the Company's Notes or (c) pay any fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, the payments in (a), (b) and (c) above may be made, subject to certain debt to cash flow ratios. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of December 31, 1997, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($71,531 converted using the December 31, 1997 exchange rate). Management does not expect to meet the requirements in (iii) above during 1998.

     The Company's maturities of its debt are as follows:
           1998.......................................................................   $  2,125
           1999.......................................................................      2,984
           2000.......................................................................     37,560
           2001.......................................................................     12,671
           2002 and thereafter........................................................    334,017
                                                                                         --------
                                                                                          389,357
                Future finance charges for capitalized lease obligations..............       (438)
                                                                                         --------
                                                                                         $388,919
                                                                                         ========

7.   RELATED PARTY

     Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performed certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. For the first four months of 1996 and the year ended December 31, 1995, UIH Management allocated approximately $250 and $918, respectively, for such services. Pursuant to the Management Agreement, the management fee was $750 for the first year (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). For the years ended December 31, 1997, 1996 and 1995, the Company recorded $2,739, $750 and $918, respectively, in related party management fees and corporate general and administrative expense.

     UIH Management executed 10-year technical assistance agreements with CTV and STV pursuant to which it provided various management and technical services. These agreements are renewable for up to an additional 15 one-year terms. Under the agreements, dated October 12, 1994, UIH Management was to receive a management fee equal to 5% of CTV and STV's total revenue, less certain deductions, for the first two years, 4% for the next six years, 3% for the following two years and 2% thereafter. Effective March 31, 1997, UIH Management assigned its rights and obligations under these agreements to UAP. In addition, the management fee was revised to remain at 5% of CTV and STV's gross revenue through the term of the agreements. For the years ended December 31, 1997, 1996 and 1995, CTV and STV recorded a total of $2,533, $324 and $0, respectively, in related party management fees. Austar's chief operating officer and director of sales, marketing and programming are employees of UIH that have been seconded to Austar. In addition, UIH has appointed seven other management personnel and all six directors. Austar reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

     Telefenua and SFCC, the parent company of Telefenua, executed a 10-year technical services agreement on January 11, 1995, whereby SFCC would provide technical, administrative and operational assistance to Telefenua encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, selling and advertising; (iii) accounting, billing and subscriber management systems and (iv) personnel management and training for a fee equal to 5.5% of Telefenua's gross revenue through 1996, 3.5% of gross revenue during 1997 and 2.5% thereafter. SFCC would also be reimbursed for all direct and indirect costs associated with the services it provided. Effective January 11, 1995, SFCC assigned all of its rights and obligations to UIH Management, except that SFCC retained the right to receive 0.5% of Telefenua's gross revenues through the term of the agreement. Accordingly, Telefenua would pay UIH Management fees of 5%, 3% and 2% of Telefenua's gross revenues over the same periods. Effective March 31, 1997, UIH Management assigned its rights and obligations under this agreement to UAP. For the years ended December 31, 1997, 1996 and 1995, Telefenua recorded a total of $298, $375 and $94, respectively, in related party management fees. UIH has appointed two of its employees to serve as the managing director and the technical director of Telefenua. Telefenua reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

     Saturn and UIH executed a technical services agreement pursuant to which UIH provided technical, administrative and operational assistance to Saturn encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, pricing and packaging of services; (iii) selection of programming and negotiations with suppliers and (iv) accounting, billing and subscriber management systems. UIH receives a management fee equal to 5% of Saturn's gross revenue through July 1999. Effective March 31, 1997, UIH assigned all its rights and obligations under this agreement to UAP. In connection with SaskTel's investment in Saturn on July 23, 1997, the management fee payable to UAP was reduced to 2.5% of Saturn's gross revenue and the management fee payable to SaskTel became 2.5% of Saturn's gross revenue under a similar agreement. For the years ended December 31, 1997, 1996 and 1995, Saturn recorded $435, $89 and $0, respectively, in related party management fees. The managing director and customer operations director are employees of UIH that have been seconded to Saturn. Saturn reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

     United Wireless and UAP executed a technical services agreement, commencing January 1, 1997, pursuant to which UAP has agreed to provide technical, administrative and operational assistance to United Wireless encompassing the following areas: (i) design, engineering and construction of the network; (ii) marketing and sales of the service; (iii) network management, customer management and information systems and (iv) personnel and training. UAP receives a management fee equal to 5% of the gross revenue of United Wireless through December 2007. For the year ended December 31, 1997, United Wireless recorded $25 in related party management fees. The chief executive officer is an employee of UIH that has been seconded to United Wireless. United Wireless reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to this senior management position.

       Included in the due to parent payable is the following:

                                                                                                As of
                                                                                             December 31,
                                                                                      --------------------------
                                                                                        1997              1996
                                                                                      --------          --------
       Payable to UAP and UIH for management fees and invoices paid by UIH
         on the Company's behalf................................................      $2,672            $  317
       Austar technical assistance agreement obligations........................       2,629             1,135
       Telefenua technical assistance agreement obligations.....................       2,659             1,879
       Saturn technical assistance agreement obligations........................         406             1,002
       United Wireless technical assistance agreement obligations...............         487               330
       Other....................................................................          86                --
                                                                                      ------            ------
                                                                                       8,939             4,663
         Less current portion...................................................      (3,545)           (1,905)
                                                                                      ------            ------
                                                                                      $5,394            $2,758
                                                                                      ======            ======

     As of December 31, 1997, UIPI had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% and is due on demand.

8.   INCOME TAXES

     In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the U.S. between its domestic and foreign activities. Accordingly, to the extent U.S. borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua, which is located in Tahiti, a self-governing territory of France, with which the United States does not have an income tax treaty. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from Telefenua and also may be subject to double taxation with respect to income generated by Telefenua.

     The Company is included as a member of UIH's consolidated tax return and, after the offering of the Notes in May 1996, remained a member of the UIH consolidated group. UIH and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIH. In general, UIH is responsible for filing consolidated tax returns and paying the associated taxes, and the Company will reimburse UIH for the portion of the tax cost relating to the Company and its operations. For financial reporting purposes, the Company accounts for income taxes in accordance with SFAS 109 as if it filed separate income tax returns in accordance with the fundamental provisions of the tax sharing agreement. Any differences in income tax expense (benefit) allocated to the Company by UIH in accordance with the tax sharing agreement and the income tax expense (benefit) which is recognized under SFAS 109 will be accounted for as a deemed capital distribution or contribution. Because the Company holds certain of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated does not flow through to the Company for U.S. federal and state tax purposes even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax assets have been established for tax basis in excess of the Company's book basis (approximately $10,000 and $9,000 as of December 31, 1997 and 1996, respectively) in investments in affiliated companies who, in turn have equity investments in foreign corporations.

     The significant components of the net deferred tax asset are as follows:

                                                                                              As of
                                                                                           December 31,
                                                                                     ------------------------
                                                                                       1997            1996
                                                                                     --------        --------
       Basis differences in property, plant and equipment.........................   $ 1,074         $   625
       Accrued interest expense on the Notes......................................    17,435           6,853
       U.S. tax net operating loss carryforward...................................     1,338              --
       Basis difference in marketable equity securities...........................     1,818              --
       Tax net operating loss carryforward of consolidated
         foreign subsidiaries(1)..................................................    67,412          25,539
                                                                                     -------         -------

       Deferred tax asset.........................................................    89,077          33,017
       Valuation reserve..........................................................   (89,077)        (33,017)
                                                                                     -------         -------
       Deferred tax asset, net....................................................   $    --         $    --
                                                                                     =======         =======

       (1)For   Australian   income  tax  purposes,   the  net  operating   loss
          carryforward may be limited in the event of a change in control of Austar or a change in the business.

     The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                      ----------------------------------
                                                                                        1997         1996         1995
                                                                                      --------     --------     --------
       Expected income tax benefit at the U.S. statutory rate of 35%.............     $(58,820)    $(30,795)    $(6,032)
       Tax effect of permanent and other differences:
           Change in valuation reserve...........................................       56,060       27,663         (85)
           State tax, net of federal benefit.....................................       (5,042)      (3,520)       (689)
           International rate differences........................................         (615)        (181)         --

           Non-deductible interest accretion on the Notes........................        2,145          973          --
           Amortization of outside basis differences.............................        1,570        1,324          --
           Amortization of licenses..............................................        1,312          625         157
           Book/tax basis differences associated with foreign equity investments.          915        2,111       6,388
           Other.................................................................        2,475        1,800         261
                                                                                      --------      -------      ------
       Total income tax expense (benefit)........................................     $     --      $    --      $   --
                                                                                      ========      =======      ======

9.   SEGMENT INFORMATION

     SFAS 131 requires that a public business enterprise report certain financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires disclosure of a measure of segment profit or loss, certain revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's financial statements.

     The Company's reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are managed separately because each country presents different marketing strategies and technology issues as well as distinct economic  climates  and  regulatory  constraints.  The Company has  selected the following reportable segments: (i) Australia, including the Company's investments in Austar, Austar Satellite and United Wireless, (ii) New Zealand, including the Company's investment in Saturn, (iii) Tahiti, including the Company's investment in Telefenua and (iv) Corporate, including various holding companies and eliminations. The Company's accounting policies for segment reporting are consistent with those described in Note 2.

     The Company's segment information is as follows:

                                                              As of and For the Year Ended
                                                                    December 31, 1997
                                               -----------------------------------------------------------
                                               Australia   New Zealand   Tahiti     Corporate      Total
                                               ---------   -----------  --------    ---------    ---------
Service and other revenue....................  $  64,370    $   473     $ 4,118     $     --     $  68,961
System operating expense.....................  $ (46,648)   $(4,015)    $(2,040)    $     --     $ (52,703)
Selling, general and administrative expense..  $ (44,362)   $(3,581)    $(2,063)    $ (3,306)    $ (53,312)
Depreciation and amortization................  $ (77,557)   $(2,033)    $(1,212)    $     --     $ (80,802)
Equity in losses of affiliated companies.....  $      --    $    --     $    --     $ (2,408)    $  (2,408)
Provision for loss on marketable equity
   securities................................  $      --    $    --     $    --     $ (4,784)    $  (4,784)
Interest income..............................  $      80    $   380     $    41     $    643     $   1,144
Interest expense, including related
   party expense.............................  $  (4,031)   $   (23)    $(1,343)    $(38,172)    $ (43,569)
Net loss.....................................  $(108,133)   $(6,930)    $(4,304)    $(48,689)    $(168,056)
Cash and cash equivalents....................  $   1,262    $ 9,881     $   246     $    955     $  12,344
Property, plant and equipment, net...........  $ 147,871    $26,484     $ 8,746     $     --     $ 183,101
Total assets.................................  $ 202,325    $43,349     $11,359     $ 21,999     $ 279,032


                                                              As of and For the Year Ended
                                                                    December 31, 1996
                                               ----------------------------------------------------------
                                               Australia   New Zealand   Tahiti     Corporate     Total
                                               ---------   -----------  --------    ---------    --------
Service and other revenue....................  $ 21,354     $   110     $ 3,513     $     --     $ 24,977
System operating expense.....................  $(19,403)    $(1,344)    $(2,118)    $     --     $(22,865)
Selling, general and administrative expense..  $(28,071)    $(2,008)    $(2,586)    $ (1,376)    $(34,041)
Depreciation and amortization................  $(34,087)    $  (800)    $(1,382)    $     --     $(36,269)
Equity in losses of affiliated companies.....  $     --     $    --     $    --     $ (5,414)    $ (5,414)
Interest income..............................  $    287     $    32     $    --     $  3,787     $  4,106
Interest expense, including related
   party expense.............................  $   (915)    $    --     $    --     $(19,841)    $(20,756)
Net loss.....................................  $(58,274)    $(4,126)    $(4,230)    $(21,356)    $(87,986)
Cash and cash equivalents....................  $  7,787     $   410     $   213     $ 10,810     $ 19,220
Property, plant and equipment, net...........  $166,012     $16,309     $10,849     $     --     $193,170
Total assets.................................  $236,259     $25,655     $14,386     $ 43,023     $319,323


                                                                    For the Year Ended
                                                                    December 31, 1995
                                               ------------------------------------------------------------
                                               Australia   New Zealand   Tahiti     Corporate      Total
                                               ---------   -----------  --------    ---------     --------
Service and other revenue....................    $   1        $ --      $ 1,882     $     --     $  1,883
System operating expense.....................    $(394)       $ --      $(2,836)    $     --     $ (3,230)
Selling, general and administrative expense..    $(196)       $ --      $(2,286)    $   (920)    $ (3,402)
Depreciation and amortization................    $ (43)       $ --      $  (960)    $     --     $ (1,003)
Equity in losses of affiliated companies.....    $  --        $ --      $    --     $(16,379)    $(16,379)
Gain on sale of investment in affiliated
   company...................................    $  --        $ --      $    --     $  4,132     $  4,132
Interest income..............................    $  --        $ --      $    --     $    157     $    157
Interest expense, including related
   party expense.............................    $   2        $ --      $   (32)    $     --     $    (30)
Net loss.....................................    $(628)       $ --      $(3,556)    $(13,049)    $(17,233)

10.   COMMITMENTS

     The Company has MMDS license fees and programming license fees payable annually as follows:

              1998...........................................     $2,212
              1999...........................................      1,686
              2000...........................................      1,444
              2001...........................................        153
              2002 and thereafter............................         --
                                                                  ------
                                                                  $5,495
                                                                  ======
     The Company has operating lease obligations as follows:

              1998...........................................     $2,507
              1999...........................................      2,049
              2000...........................................      1,642
              2001...........................................      1,477
              2002 and thereafter............................      1,452
                                                                  ------
                                                                  $9,127
                                                                  ======

     As of December 31, 1997, Saturn had contractual arrangements with certain vendors committing it to make capital expenditures of $2,613, primarily relating to network distribution equipment. The majority of this amount will be vendor financed.

     During 1994, CTV and STV entered into franchise agreements with Australis. The agreements carry 15-year terms and may be extended for an additional 10 years. The agreements provide for an exclusive license and franchise for MMDS and satellite services and a non-exclusive license and franchise for cable services for all franchisor services including uplink and programming including Channel [V] (a 24 hour music video channel), Arena, Showtime, Nickelodeon, TV1, Encore, Discovery and Fox Sports (the "Galaxy Package"). Under the agreements, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers. During 1997, the Company had exceeded its minimum subscriber requirements in relation to such agreements.

     Although Austar's franchise agreements were formerly exclusive for all multi-channel television including MMDS and cable television operations, the Company and Austar have agreed to allow Foxtel Management Pty Limited ("Foxtel") to carry the Galaxy Package on Foxtel's wireline cable television systems throughout Australia. This agreement (the "Australis Arrangement") provides that Austar will be compensated for any Foxtel subscriber in its franchise area in an amount equal to the profit margin Austar would have received if it had sublicensed such programming to Foxtel. In November 1997, Australis and Austar entered into an agreement under which Austar waived its rights to receive payments with respect to the Foxtel compensation for the period up to December 31, 1997.

     Austar Satellite has a five-year agreement with Optus Networks to lease a 54 MHz transponder, including the Galaxy Package. Pursuant to the agreement, which commenced September 1, 1997, Austar Satellite will pay approximately $393 per month in satellite service fees to Optus Networks. Satellite fees payable annually are approximately as follows:

            1998............................................... $ 4,716
            1999...............................................   4,716
            2000...............................................   4,716
            2001...............................................   4,716
            2002...............................................   3,144
                                                                -------
                                                                $22,008
                                                                =======

     UIH and many of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during 1997 and 1996. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

11.  CONTINGENCIES

     Other than as described below, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision Pty Limited ("Optus Vision") and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements.

     On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the court's permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australia's Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the franchise agreements. Austar's complaint was also amended to add as defendants two affiliates of Optus
Vision: Publishing and Broadcasting Limited and its subsidiary, Pay TV Options. In response, on September 10, 1997, Australis lodged an amended cross-claim. On May 30, 1997, the Supreme Court of New South Wales, in separate proceedings brought by FoxTel against Australis, granted a permanent injunction restraining Australis from transferring such assets to the proposed Australis/Optus Vision joint venture. Both Optus Vision and Australis appealed the decision. Optus Vision indicated, in the meantime, that it was pursuing its claim that the exclusive nature of Austar's franchise agreements violate Australia's Trade Practices Act. The New South Wales Court of Appeal, on December 23, 1997, upheld the appeal brought by Optus Vision and Australis against the granting of the permanent injunction. The Company intends to vigorously defend its position.

    Australis, Austar's primary supplier of programming, is engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. Australis has announced that it is continuing to negotiate with its bondholders, certain of the movie studios that supply it with programming and other third parties in order to implement long-term sources of funding. If Australis is unable to make arrangements to satisfy its long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four Galaxy channels distributed directly by Australis. The Company believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive basis and it were required to seek replacement programming, it would have access to the same programming directly from the suppliers of the four Galaxy channels not provided by XYZ Entertainment or sufficient alternative programming on competitive terms. There can be no assurance, however, that this would be the case and the inability of Austar to procure the same or suitable alternative programming at competitive rates and on an exclusive basis in its service areas could have a material adverse effect on the Company.

12.  PRO FORMA INFORMATION

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

                                                                                  For the Year Ended
                                                                                  December 31, 1995
                                                ------------------------------------------------------------------------------------
                                                                                                              United
                                                                Austar           XYZ           Saturn        Wireless         Pro
                                                  Actual     Transaction(1)     Sale(2)      Purchase(3)    Purchase(4)      Forma
                                                ---------    --------------     -------      -----------    -----------    ---------
Service and other revenue ................      $  1,883        $   443         $   --       $    148        $    33       $  2,507
System operating expense .................        (3,230)          (793)            --           (863)          (687)        (5,573)
System selling, general and
   administrative expense ................        (2,482)        (6,681)            --         (1,502)          (341)       (11,006)
Corporate general and
   administrative expense ................          (920)            --             --             --             --           (920)
Depreciation and amortization ............        (1,003)        (4,259)            --           (997)           (86)        (6,345)
                                                --------        -------         ------       --------        -------       --------
     Net operating loss ..................        (5,752)       (11,290)            --         (3,214)        (1,081)       (21,337)

Equity in losses of affiliated
   companies .............................       (16,379)         3,212          4,132          1,438             --         (7,597)
Interest, net ............................           127          1,230             --             --             --          1,357
Other, net ...............................         4,771            244         (4,132)           (55)             1            829
                                                --------       --------         ------         ------        -------       --------
     Net loss ............................      $(17,233)       $(6,604)        $   --         $(1,831)      $(1,080)      $(26,748)
                                                ========       ========         ======         =======       =======       ========

(1) Amounts represent Austar's actual operating results for the year ended December 31, 1995 as if Austar had been consolidated for the entire year except for "Equity in losses of affiliated companies" which represents the elimination of the Company's share of Austar's losses recognized during the year, and except for a portion of "Depreciation and amortization" totaling $2,988 which represents amortization related to the goodwill recorded in connection with the acquisition of the additional 40% effective economic interest, amortized over 15 years on a straight-line basis.
(2) Amounts represent elimination of the gain on sale of XYZ Entertainment and 25% of the equity in losses previously recognized.
(3) Amounts represent Saturn's actual operating results for the year ended December 31, 1995 as if Saturn had been consolidated for the entire year except for "Equity in losses of affiliated companies" which represents the elimination of the Company's share of Saturn's losses recognized during the year ended and except for a portion of "Depreciation and amortization," totaling $612 which represents amortization of goodwill recorded in connection with the purchase of the additional 50% interest in Saturn, which is amortized over 15 years on a straight-line basis.
(4) Amounts represent actual operating results of United Wireless during the eight months ended August 1995, the period prior to the Company's acquisition of its 100% interest.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

MANAGEMENT

     The directors and officers of the Company and the key employees of the operating companies and their ages and positions are set forth below.

     Name                            Age        Position
     ----                            ---        --------
     The Company:
       Gene W. Schneider              71        Chairman of the Board
       Michael T. Fries               35        President, Chief Executive Officer and Director
       J. Timothy Bryan               37        Chief Financial Officer, Treasurer and Director
       John C. Porter                 40        Chief Operating Officer
       Kevin Ong                      42        Vice President--Finance
       Mark L. Schneider              42        Director
       Ellen P. Spangler              49        Vice President and Secretary
       Valerie L. Cover               41        Controller

     Operating Companies:
       Bruce Mann                     42        Director of Sales, Marketing and Programming, Austar
       Robert J. Birrell              35        Finance Director, Austar
       Jack B. Matthews               46        Chief Executive Officer, Saturn
       Michel Laurent                 45        Managing Director, Telefenua
       Joseph P. Gatto, Jr.           51        Chief Executive Officer, United Wireless

DIRECTORS AND EXECUTIVE OFFICERS

     GENE W. SCHNEIDER has served as Chairman of the Board of Directors of the Company and UAP since their respective formations. He has served as Chairman of the Board of Directors of UIH since May 1989 and UIH's Chief Executive Officer since October 1995. Mr. Schneider was, until November 1991, Chairman of United Artists Entertainment Company ("United Artists"), the third-largest U.S. cable television company and the largest theater owner in the world. He was the founder of United Cable Television Corporation ("United Cable") in the early 1950's and, as its Chairman and Chief Executive Officer, built United Cable into the eighth-largest multiple system operator prior to merging with United Artists in 1989. He has been active in cable television affairs and has served on numerous National Cable Television Association ("NCTA") committees and special projects since NCTA's inception in the early 1950's. He also has served on the boards of directors of several other companies, including Turner Broadcasting Corporation.

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

     JOHN C. PORTER has served as Chief Operating Officer of the Company since November 1996 and Chief Operating Officer of Austar since March 1995, where he directly manages the technical, operating and administrative aspects of Austar's multi-channel systems and is the principal executive in the field responsible for the launch of MMDS and cable systems, as well as Austar's DTH business. As Chief Operating Officer of the Company, Mr. Porter will continue to participate in the management and operations of Austar, along with the Company's other operating companies. Prior to joining Austar, Mr. Porter spent 10 years serving in various capacities for Time Warner Cable, a subsidiary of Time Warner, Inc. Most recently, Mr. Porter acted as the Division President, Central Ohio, a 170,000 subscriber, 400 employee division. Mr. Porter has over 16 years of management experience in the U.S. multi-channel television industry.

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

     MARK L. SCHNEIDER has been a Director of the Company since November 1996. Mr. Schneider is also a Director of UIH and UAP. In December 1996, Mr. Schneider became Executive Vice President of UIH and President and Chief Executive Officer of UIH Europe/Middle East Communications, Inc. In April 1997, Mr. Schneider also became President and Chief Executive Officer of UPC. From May 1996 to December 1996, Mr. Schneider was Chief of Strategic Planning and Operational Oversight of UIH. He served as President of UIH from July 1992 until March 1995 and was Senior Vice President of UIH from May 1989 until July 1992. During these periods, Mr. Schneider was responsible for all of its international multi-channel television system and programming activities. Prior to joining UIH, he served as Vice President of Corporate Development at United Cable from March 1987 until May 1989. In that position, he was responsible for United Cable's acquisition and development of international cable television systems and other businesses.

     Gene W. Schneider and Mark L. Schneider are father and son. No other family relationships exist between any other executive officers or directors of the Company.

OTHER MANAGEMENT

     ELLEN P. SPANGLER was appointed Vice President and Secretary of the Company in July 1997. Ms. Spangler is responsible for the legal operations of the Company. Prior to that time, she served as Assistant Secretary for the Company. Prior to joining the Company in January 1991, she served as Director of Business Affairs, Programming, at Tele-Communications, Inc. ("TCI") from 1987 to 1991, and as Acquisitions Counsel at TCI from 1984 to 1987.

     VALERIE L. COVER has served as Controller for the Company since its formation in October 1994. Ms. Cover is responsible for the accounting and financial reporting functions of the Company. She has served as Controller of UIH since joining UIH in October 1990 and became a Vice President of UIH in December 1996. Prior to joining UIH, she was Director of Corporate Accounting at United Artists from May 1989 until October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

     BRUCE MANN has served as Sales, Marketing and Programming Director of Austar since joining that company in April 1995. Mr. Mann is responsible for the development of Austar's marketing, sales and programming techniques and has played a critical role in the successful implementation of these plans throughout Austar's franchise area. Mr. Mann has been involved in various marketing capacities of communications and entertainment companies for the past 15 years including eight years at Time Warner Cable as Director of Marketing-Brooklyn, Queens. From 1994 until joining Austar, Mr. Mann served as President, National Division, of Cross Country Wireless, Inc., a U.S. provider of wireless multi-channel television services. From 1991 to 1994, Mr. Mann served as Vice President-Marketing of Washington Redskins/Jack Kent Cooke Stadium, Inc., specializing in sports and entertainment related promotion, advertising and marketing.

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

     JACK B. MATTHEWS has served as Chief Executive Officer of Saturn since joining that company in January 1995. Mr. Matthews is responsible for the technical, operating and marketing aspects of the business. Mr. Matthews has served in various general management capacities with several U.S. multiple system operators including Cox Cable Communications and Continental Cablevision. From August 1993 until joining Saturn, Mr. Matthews was the Vice President-Sales & Marketing of Arrowsmith Technologies, a cable technology company which develops and installs advanced field operations management and operations support systems for the cable television industry. From 1990 to 1993, Mr.
Matthews was the President of COMM/ONE, an entrepreneurial business marketing sophisticated video and voice processing systems. Mr. Matthews has over 14 years of U.S. multi-channel television industry experience.

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

     JOSEPH P. GATTO, JR. has been the Chief Executive Officer of United Wireless since May 1996. Prior to May 1996, Mr. Gatto was the Vice President--Development of UAP focusing on telecommunications business development within the Asia/Pacific region. Prior to joining UIH, Mr. Gatto was the Director of Sales of Plexsys International Corp., a cellular system network manufacturer, where he was responsible for worldwide sales. Mr. Gatto has also served in various sales and marketing capacities for U.S. and Asian telecommunications and technology companies.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

     All of the officers of the Company are employed by UIH, the indirect 98% stockholder of the Company. The Company pays no separate compensation to these officers; however, the Company and UIH Management are parties to the Management Agreement, pursuant to which the Company pays UIH Management a management fee for certain services provided to the Company. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP in the UAP Management Agreement. UIH Management and UAP also became parties to a similar management agreement (the "UIH Management Agreement") effective March 31, 1997.

     Certain members of senior management of Austar, Saturn, Telefenua and United Wireless are U.S. or Canadian expatriates who are employed by UIH and have been seconded to the respective operating companies. The respective operating companies reimburse UIH for compensation paid to these employees. Gene
W. Schneider, the Company's Chairman, is also the Chairman and Chief Executive Officer of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. The Chief Executive Officer of the Company, Michael T. Fries, is also an officer and employee of UIH and spends approximately 80% of his time on matters pertaining to the Company and its operations. J. Timothy Bryan, the Company's Chief Financial Officer, is also an officer and employee of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. The services of Messrs. Schneider, Fries and Bryan are provided to the Company pursuant to the UIH Management Agreement. While the Company and its operating companies do not reimburse UIH directly for a specified portion of the compensation UIH pays to Messrs. Schneider, Fries and Bryan, UAP pays a management fee to UIH under the UIH Management Agreement for certain services, including those of Messrs. Schneider, Fries and Bryan, performed on behalf of the Company. The following table sets forth the compensation paid during the years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company and the operating companies:

                                                        Summary Compensation Table
                                                                                           Long-Term Compensation
                                                                                        ------------------------------
                                                         Annual Compensation               Awards            Payouts
                                            -----------------------------------------   --------------     -----------
                                                                          Other          Securities
                                                                          Annual         Underlying           LTIP        All Other
Name and Principal Position       Year        Salary       Bonus      Compensation(1)   Options (#)(2)     Payouts ($)  Compensation
------------------------------    ----      ----------   ---------    ---------------   --------------     -----------  ------------
Gene W. Schneider(3)              1997       $369,904    $    --         $    --                --         $     --      $5,398(4)
   CHAIRMAN                       1996       $346,827    $    --         $    --           100,000         $     --      $5,398(4)
                                  1995       $324,577    $    --         $    --            40,000         $     --      $5,340(4)

Michael T. Fries(3)               1997       $245,346    $    --         $    --                --         $     --      $5,398(5)
   CHIEF EXECUTIVE OFFICER        1996       $230,577    $    --         $    --            10,000         $     --      $5,398(5)
                                  1995       $212,769    $    --         $    --            35,000         $     --      $5,340(5)

J. Timothy Bryan(3)               1997       $234,038    $    --         $    --            60,000         $     --      $5,398(7)
   CHIEF FINANCIAL OFFICER        1996(6)    $ 13,269    $    --         $    --           105,000         $     --      $   --

Donald F. Hagans(8)               1997       $230,365    $    --         $    --                --         $     --      $   --
   VICE PRESIDENT--AUSTRALIA      1996       $199,038    $35,000         $    --                --         $     --      $   --
                                  1995       $175,000    $    --         $    --            12,000         $     --      $   --

Robert G. McRann(3)(9)            1997       $225,000    $67,500         $30,015                --         $387,500      $5,398(10)
   MANAGING DIRECTOR, AUSTAR      1996       $221,423    $49,392         $29,985                --         $     --      $5,398(10)
                                  1995       $161,538    $    --         $24,279                --         $     --      $4,376(10)

John C. Porter                    1997       $218,972    $60,000         $47,142                --         $     --      $5,398(12)
   CHIEF OPERATING OFFICER        1996       $195,986    $42,402         $35,509                --         $     --      $5,398(12)
                                  1995(11)   $138,750    $    --         $25,748                --         $     --      $4,008(12)

(1) Amounts represent additional cash compensation relating to overseas assignment.
(2) Amounts represent the number of options with respect to shares of Class A Common Stock of UIH granted to such executives as officers and employees of UIH.
(3) Amounts represent total compensation paid by UIH for duties performed with respect to the Company and other operations of UIH.
(4) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,750, $4,750 and $4,620 for the years ended December 31, 1997, 1996 and 1995, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. Schneider's benefit.
(5) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,750, $4,750 and $4,620 for the years ended December 31, 1997, 1996 and 1995, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. Fries' benefit.
(6)  Mr. Bryan became an employee of UIH on December 2, 1996.
(7) Amount consists of a matching employer contribution made by UIH under UIH's employee 401(k) plan of $4,750 with the remainder consisting of term life insurance premiums paid by UIH for Mr. Bryan's benefit.
(8)  Mr. Hagans resigned from UIH and the Company on January 1, 1998.
(9) Mr. McRann transferred to UIH's European region effective July 6, 1997 and resigned from UIH on January 1, 1998.
(10) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,750, $4,750 and $3,836 for the years ended December 31, 1997, 1996 and 1995, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. McRann's benefit.
(11) Mr. Porter became an employee of UIH on March 27, 1995.
(12) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,750, $4,750 and $3,468 for the years ended December 31, 1997, 1996 and 1995, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. Porter's benefit.

     Messrs. Schneider, Fries, Bryan and Hagans, as employees and officers of UIH, have been granted options to acquire stock of UIH. Messrs. McRann and Porter have not been granted any options by UIH. The following tables set forth information concerning options to purchase shares of UIH Class A Common Stock granted to these executives during 1997 as well as the value of unexercised options held by such executives as of December 31, 1997. No such executive has exercised any options during the year ended December 31, 1997.

     The following table sets forth information concerning options which were granted by UIH to the officers named in the Summary Compensation Table above during the year ended December 31, 1997.

                                             Option Grants in Last Year(1)

                                               Individual Grants
                           --------------------------------------------------------     Potential Realizable Value
                            Number of       Percentage of                                 at Assumed Annual Rates
                           Securities       Total Options                               of Stock Price Appreciation
                           Underlying        Granted to      Exercise                        for Option Term(2)
                             Options        Employees in      Price      Expiration     -----------------------------
Name                       Granted (#)        Last Year       ($/Sh)        Date          5% ($)              10% ($)
----                       -----------    ----------------  ---------    -----------    --------              -------
Gene W. Schneider.....            --            --              --               --            --                  --
Michael T. Fries......            --            --              --               --            --                  --
J. Timothy Bryan......        60,000         13.8%          $10.25         06/06/07      $386,770            $980,152
Donald F. Hagans......            --            --              --               --            --                  --
Robert G. McRann......            --            --              --               --            --                  --
John C. Porter........            --            --              --               --            --                  --

(1) Stock options granted are for UIH Class A Common Stock. The stock options granted during 1997 vest in equal monthly increments over the four-year period following the date of grant. Vesting of the options granted would be accelerated upon a change of control of UIH as defined in UIH's stock option plan.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the UIH Class A Common Stock, continued employment of the optionee through the term of the options, and other factors.

     The following table sets forth information concerning unexercised options held by officers named in the Summary Compensation Table above as of December 31, 1997.

                                Aggregated Option Exercises in Last Year and Year-End Option Values

                                                        Number of Securities                 Value of Unexercised
                                                       Underlying Unexercised                    In-the-Money
                                                       Options at Year-End (#)              Options at Year-End ($)
Name                                                  Exercisable/Unexercisable             Exercisable/ Unexercisable
----                                                  -------------------------             --------------------------
Gene W. Schneider..................................         200,000/90,000                         $300,000/$0
Michael T. Fries...................................         144,375/20,625                         $340,000/$0
J. Timothy Bryan...................................         37,500/127,500                     $41,875/$65,625
Donald F. Hagans...................................          87,500/92,000                                  --
Robert G. McRann...................................                     --                                  --
John C. Porter.....................................                     --                                  --

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

     Of the persons identified in the Summary Compensation Table, Mr. McRann had and Mr. Porter continues to have such an employment agreement with UIH. These employment agreements provide for an annual base salary, which is to be reviewed annually, and eligibility for an annual bonus of up to a fixed percentage of the base salary, based on the performance of Austar as well as the individual's performance. Mr. McRann and Mr. Porter were also granted incentive interests, that vest over a four-year period, equal to 0.75% and 0.5%, respectively, of the residual equity value of Austar, calculated as (i) ten times EBITDA from the prior 12 months, less (ii) the sum of Austar's net liabilities and an amount equal to the total shareholder investment in Austar, plus a 12% compounded annual return on such investment. In the event of a change of control of Austar, the residual equity value would be the greater of (a) the amount calculated above or (b) the net gross proceeds to the shareholders from the event that causes the change of control, less an amount equal to the total shareholder investment in Austar, plus a 12% compounded annual return on such investment. Austar reimburses UIH under the technical assistance agreement for employment costs associated with Mr. McRann and Mr. Porter. Mr. McRann received a payout for his incentive interest in July 1997 when he transferred out of the Asia/Pacific region.

COMPENSATION OF DIRECTORS

     All of the directors of the Company are also directors or officers of UIH, UAP and/or officers of the Company. They receive no separate cash compensation for serving as directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has no separate Compensation Committee as the Company currently does not have any employees. UIH's Compensation Committee, none of the members of which are employees or executive officers of the Company, determine the compensation of the Company's executive officers in their capacity as employees of UIH. Directors or executive officers of the Company may serve on the Boards of Directors of Austar, Saturn, Telefenua, United Wireless and XYZ Entertainment and as part of their duties may determine the compensation of those operating companies' employees. However, none of the employees of such operating companies are directors of the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Articles of Incorporation eliminate the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Articles of Incorporation and Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by law. The Company believes that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

     UAP owns 100% of the 13,864,941 shares of issued and outstanding common stock of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

RELATIONSHIP WITH UAP AND UIH

         The Company is currently a direct, wholly-owned subsidiary of UAP, which is an indirect, 98%-owned subsidiary of UIH. The Company's operations to date have been funded by capital contributions from UIH and UAP as well as proceeds from the Notes, minority shareholder contributions and subsidiary bank debt.

     The Company and UAP are parties to the UAP Management Agreement pursuant to which UAP agreed to continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the UAP Management Agreement, the management fee was $750,000 for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the UAP Management Agreement by 8% per year. The management fee for the first year of the UAP Management Agreement was calculated based on an estimate of staff hours to accomplish the various administrative, accounting, financial reporting and other services to be provided to the Company under the UAP Management Agreement. Then the percentage those hours constituted of the respective employees' annual work hours was multiplied by the employment cost for such employees to UIH.

     Each of Austar, Saturn, Telefenua and United Wireless are parties to technical assistance agreements with UAP, pursuant to which the operating companies receive certain technical assistance in connection with such operating companies' design, development, construction, marketing and operation of their respective multi-channel television systems. Fees paid under these technical assistance agreements are a percentage (currently between 2.5% and 5%) of gross revenues generated by the operating companies plus reimbursements for costs associated with the seconded employees. As of December 31, 1997, Austar, Saturn, Telefenua and United Wireless had accrued fees due to parent under their technical assistance agreements of $2.6 million, $0.4 million, $2.7 million and $0.5 million, respectively.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)(1)  Financial Statements

     INCLUDED IN PART II OF THE REPORT:

                                                                                           Page No.
         UIH AUSTRALIA/PACIFIC, INC.
                  Report of Independent Public Accountants................................   32
                  Report of Independent Auditors..........................................   33
                  Independent Auditors' Report............................................   34
                  Consolidated Balance Sheets as of December 31, 1997 and 1996............   35
                  Consolidated Statements of Operations For the Years Ended
                    December 31, 1997, 1996 and 1995......................................   36
                  Consolidated Statements of  Stockholder's (Deficit) Equity For the
                     Years Ended December 31, 1997, 1996 and 1995.........................   37
                  Consolidated Statements of Cash Flows For the Years Ended
                    December 31, 1997, 1996 and 1995......................................   38
                  Notes to Consolidated Financial Statements..............................   39

     (a)(2)  Financial Statement Schedules

     INCLUDED IN PART IV OF THE REPORT:

         (i)  Financial Statement Schedules required to be filed

         UIH AUSTRALIA/PACIFIC, INC.
                  Report of Independent Public Accountants................................   68
                  Schedule I - Condensed Financial Information of the Registrant
                    (Parent only).........................................................   69

         (ii)  Separate Financial Statements and Related Schedules

         CTV PTY LIMITED
                  Independent Audit Report................................................   72
                  Balance Sheets as of December 31, 1994 and 1995.........................   73
                  Profit and Loss Accounts for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   74
                  Statements of Cash Flows for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   75
                  Notes to the Financial Statements.......................................   76

         STV PTY LIMITED
                  Independent Audit Report................................................   87
                  Balance Sheets as of December 31, 1994 and 1995.........................   88
                  Profit and Loss Accounts for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   89
                  Statements of Cash Flows for the Period Ended
                    December 31, 1994 and the Year Ended December 31, 1995................   90
                  Notes to the Financial Statements.......................................   91

         XYZ ENTERTAINMENT PTY LIMITED
                  Independent Auditors' Report............................................  101
                  Consolidated Statements of Operations for the Period from
                    October 17, 1994 (date of inception) to  December 31, 1994 and the
                    Year Ended December 31, 1995..........................................  102
                  Consolidated Balance Sheets as of December 31, 1995 and 1994............  103
                  Consolidated  Statements of  Shareholders'  Deficiency for the
                    Period from October 17, 1994 (date of inception) to December
                    31, 1994 and the Year Ended December 31, 1995.........................  104
                  Consolidated  Statements  of Cash  Flows for the  Period  from
                    October 17, 1994 (date of  inception)  to December  31, 1994 and the Year Ended December 31, 1995..................................  105
                  Notes to the Consolidated Financial Statements..........................  106

          SATURN COMMUNICATIONS LIMITED (FORMERLY KNOWN AS KIWI CABLE COMPANY
          LIMITED)
                  Auditors' Report........................................................  119
                  Statement of Financial Performance for the Years Ended
                    December 31, 1994 and 1995............................................  120
                  Statement of Movements in Equity for the Years Ended
                    December 31, 1994 and 1995............................................  121
                  Statement of Financial Position as of December 31, 1994 and 1995........  122
                  Statement of Cash Flows for the Years Ended December 31, 1994
                    and 1995..............................................................  123
                  Notes to and Forming Part of the Financial Statements...................  124

     (a)(3)  Exhibits

         3.1   Articles of Incorporation of the Registrant, as amended. (1)

         3.2   By-Laws of the Registrant. (1)

         4.1 The Indenture dated as of May 14, 1996, between the Issuer and American Bank National Association. (1)

         4.2 The Indenture dated as of September 23, 1997, between the Issuer and Firstar Bank of Minnesota, N.A. (2)

         4.3 Warrant Agreement dated as of November 15, 1997, between the Issuer and Firstar Bank of Minnesota, N.A. (1)

         4.4 The Articles of Incorporation, as amended, and By-Laws of the Registrant are included as Exhibits 3.1 and 3.2. (1)

         10.1 Purchase Agreement dated May 8, 1996, among the Issuer, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated ("Merrill Lynch"). (1)

         10.2 Purchase Agreement dated September 16, 1997, between the Issuer and DLJ. (2)

         10.3 Memorandum of Variation dated December 21, 1995 to the Subscription and Securityholders Agreement, among United International Holdings, Inc., ("UIH"), UIH Australia, Inc. ("UIHA"), Salstel Media Holdings Pty Limited ("SMH"), Australis Media Limited ("Australis") and CTV Pty Limited ("CTV"). (1)

         10.4 Memorandum of Variation dated December 21, 1995 to the Subscription and Securityholders Agreement dated October 12, 1994, among UIH, UIH Australia II, Inc. ("UIHA II"), Salstel Media Investment Pty Limited ("SMI"), Australis and STV Pty Limited ("STV"). (1)

         10.5  Memorandum   of  Variation   dated  April  4,  1996  to  the  CTV
               Securityholders Agreement, among UIH ,UIHA, Australis, SMH and CTV. (1)

         10.6  Memorandum   of  Variation   dated  April  4,  1996  to  the  STV
               Securityholders Agreement, among UIH, UIHA II, Australis, SMI and STV. (1)

         10.7  Agreement dated December 21, 1995, among UIH, UIHA and SMH. (1)

         10.8 Amending Agreement dated April 4, 1996 to CTV Securityholders Agreement, among UIH, UIHA and SMH. (1)

         10.9  Agreement  dated  December 21, 1995,  among UIH, UIHA II and SMI.
               (1)

         10.10 Amending Agreement dated April 4, 1996 to the STV Securityholders Agreement, among UIH, UIHA II and SMI. (1)

         10.11 Subscription and Investment Agreement dated July 21, 1997, among SaskTel Holdings (New Zealand), Inc. ("SaskTel"), Saskatchewan Telecommunications Holding Corporation, UIH New Zealand Holdings, Inc. ("UIHNZ"), UIH Asia/Pacific Communications, Inc. ("UAP") and Saturn Communications Limited ("Saturn"), as amended. (2)

         10.12 Shareholders Agreement dated July 23, 1997, among SaskTel, UIHNZ and Saturn. (2)

         10.13 XYZ Shareholders Agreement dated September 6, 1995, among Century United Programming Ventures Pty Limited ("CUPV"), Foxtel Management Pty Limited ("Foxtel"), XYZ Entertainment Pty Limited ("XYZ"), Century United Programming Ventures ("CPVC") and the Issuer. (1)

         10.14 Shareholders   Deed   dated   June  30,   1995,   among   Century
               Communications Corporation, CPVC, UIH, the Issuer and CUPV. (1)

         10.15 UIH-SFCC   L.P.   Amended  and  Restated   Agreement  of  Limited
               Partnership dated January 6, 1995, among UIH-SFCC Inc. and the limited partners named therein. (1)

         10.16 Master Agreement dated January 11, 1995, between UIH-SFCC L.P. and the Societe Francaise des Communications et du Cable S.A. ("Societe"). (1)

         10.17 Shareholder's Agreement dated January 11, 1995, among UIH-SFCC L.P. and the shareholders named therein. (1)

         10.18 A$200,000,000 Syndicated Senior Secured Debt Facility Agreement dated July 31, 1997, among Austar Entertainment Pty Limited ("Austar"), Chase Securities Australia Limited, the Guarantors named herein and the financial institutions named herein. (3)

         10.19 Franchise Agreement dated October 12, 1994, between Australis and CTV. (1)

         10.20 Agreement dated June 19, 1996, among Australis, the Issuer and Galaxy Communications Pty Limited ("Galaxy") re: CTV Franchise Agreement. (1)

         10.21 Franchise Agreement dated October 12, 1994, between Australis and STV. (1)

         10.22 Agreement dated June 19, 1996, among Australis, the Issuer and Galaxy re: STV Franchise Agreement. (1)

         10.23 Channel Supply Agreement dated June 30, 1995, among XYZ, CUPV and East Coast Pay Television Pty Limited ("ECT"). (1)

         10.24 Technical Assistance Agreement dated October 12, 1994, between CTV and United International Management, Inc. ("UIMI"). (1)

         10.25 Technical Assistance Agreement dated October 12, 1994, between STV and UIMI. (1)

         10.26 Technical Assistance Agreement dated July 8, 1994, between Saturn and UIH. (1)

         10.27 Amendment No. 1 to Technical Assistance Agreement dated July 23, 1997, between Saturn and UAP. (2)

         10.28 Technical Assistance Agreement dated July 23, 1997, between SaskTel and Saturn. (2)

         10.29 Technical Assistance Agreement dated January 11, 1995, between Telefenua S.A. and Societe. (1)

         10.30 Assignment of Rights and Delegation of Duties under Technical Assistance Agreement dated January 11, 1995, between Societe and UIMI. (1)

         10.31 Management Agreement dated May 1, 1996, between UIH Management, Inc. and the Registrant. (1)

         10.32 Tax Allocation Agreement dated May 8, 1996, among UIH, UAP and the Issuer. (1)

         12.1  Statement re:  Ratio of Earnings to Fixed Charges.

         21.1  List of Subsidiaries.

         23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (UIH Australia/Pacific, Inc.).

         23.2 Consent of Independent Public Accountants--Arthur Andersen (CTV Pty Limited).

         23.3 Consent of Independent Public Accountants--Arthur Andersen (STV Pty Limited).

         23.4  Consent  of   Independent  Public  Accountants--Arthur   Andersen
               (Saturn Communications Limited (formerly Kiwi Cable Company Limited)).

         23.5 Consent of Independent Auditors--Deloitte Touche Tohmatsu (XYZ Entertainment Pty Limited).

         23.6  Consent of  Independent  Auditors--Coopers  & Lybrand  (Telefenua
               S.A.).

         24.1  Power of Attorney.

         27.1  Financial Data Schedule.

-----------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-05017) filed on May 31, 1996.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on November 6, 1997.
(3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on December 5, 1997.


   (b) Reports on Form 8-K filed during the quarter:

       None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To UIH Australia/Pacific, Inc.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of UIH Australia/Pacific, Inc. included in this Form 10-K and have issued our report thereon dated March 27, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP




Denver, Colorado
March 27, 1998

                                               UIH AUSTRALIA/PACIFIC, INC.
                                                       PARENT ONLY
                                                        SCHEDULE 1
                                    Condensed Financial Information of the Registrant
                                (Stated in thousands, except share and per share amounts)


                                                                                              December 31,
                                                                                          ---------------------
                                                                                            1997         1996
                                                                                          --------     --------
ASSETS
Current assets
   Cash and cash equivalents..........................................................    $    955     $ 10,810
   Short-term investments.............................................................      12,325       18,640
   Related party receivables..........................................................         738           --
   Other current assets...............................................................         195          349
                                                                                          --------     --------
       Total current assets...........................................................      14,213       29,799

Investments in and advances to affiliated companies, accounted for under the equity
   method.............................................................................     122,247      209,493
Deferred financing costs, net of accumulated amortization of $624 and $203,
   respectively.......................................................................       9,757        9,805
Other non-current assets..............................................................          77        2,047
                                                                                          --------     --------
       Total assets...................................................................    $146,294     $251,144
                                                                                          ========     ========

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities
   Related party payables.............................................................    $  2,672     $    645
   Accounts payable and accrued liabilities...........................................         195           --
   Accrued funding obligation.........................................................         406        1,270
                                                                                          --------     --------
       Total current liabilities......................................................       3,273        1,915

Senior discount notes.................................................................     309,123      245,182
                                                                                          --------     --------
       Total liabilities..............................................................     312,396      247,097
                                                                                          --------     --------

Stockholder's (deficit) equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
     outstanding......................................................................          --           --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 and
     13,864,941 shares issued and outstanding, respectively...........................         139          139
   Additional paid-in capital.........................................................     137,672      112,346
   Unrealized loss on investment......................................................          --       (3,412)
   Cumulative translation adjustments.................................................     (28,964)       1,867
   Accumulated deficit................................................................    (274,949)    (106,893)
                                                                                          --------     --------
       Total stockholder's (deficit) equity...........................................    (166,102)       4,047
                                                                                          --------     --------
       Total liabilities and stockholder's (deficit) equity...........................    $146,294     $251,144
                                                                                          ========     ========

                                               UIH AUSTRALIA/PACIFIC, INC.
                                                       PARENT ONLY
                                                        SCHEDULE 1
                               Condensed Information as to the Operations of the Registrant
                                                  (Stated in thousands)


                                                                                                     For the Years Ended
                                                                                                         December 31,
                                                                                        -------------------------------------------
                                                                                           1997             1996             1995
                                                                                        ---------         --------         --------
Corporate general and administrative expense, including management
   fees to related party of $2,739, $750 and $918, respectively .................       $  (3,189)        $ (1,173)        $   (918)
                                                                                        ---------         --------         --------
Net operating loss ..............................................................          (3,189)          (1,173)            (918)

Equity in losses of affiliated companies ........................................        (126,836)         (69,989)         (20,447)
Gain on sale of investment in affiliated company ................................              --               --            4,132
Interest income .................................................................             643            3,505               --
Interest expense ................................................................         (38,115)         (20,270)              --
Other expense, net ..............................................................            (559)             (59)              --
                                                                                        ---------         --------         --------
     Net loss ...................................................................       $(168,056)        $(87,986)        $(17,233)
                                                                                        =========         ========         ========


                                               UIH AUSTRALIA/PACIFIC, INC.
                                                       PARENT ONLY
                                                        SCHEDULE 1
                               Condensed Information as to the Cash Flows of the Registrant
                                                  (Stated in thousands)
                                                                                           For the Years Ended
                                                                                               December 31,
                                                                                  -----------------------------------
                                                                                     1997         1996         1995
                                                                                  ---------    ---------    ---------
Cash flows from operating activities:
Net loss.....................................................................     $(168,056)   $(87,986)    $(17,233)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies..................................       126,836      69,989       20,447
   Gain on sale of investment in affiliated company..........................            --          --       (4,132)
   Accretion of interest on senior notes and amortization of deferred
     financing costs.........................................................        38,115      20,270           --
   Decrease (increase) in related party receivables and other assets.........         1,768      (2,112)        (285)
   Increase in accounts payable, accrued liabilities and other...............         4,159          70        1,834
                                                                                  ---------    --------     --------
Net cash flows provided by operating activities..............................         2,822         231          631
                                                                                  ---------    --------     --------

Cash flows from investing activities:
Purchase of short-term investments...........................................       (15,988)   (199,242)          --
Sale of short-term investments...............................................        22,303     180,602           --
Proceeds from sale of investment in affiliated company.......................            --          --        4,132
Investments in and advances to affiliated companies and other
   investments...............................................................       (61,024)   (171,553)     (43,363)
                                                                                  ---------    --------     --------
Net cash flows used in investing activities..................................       (54,709)   (190,193)     (39,231)
                                                                                  ---------    --------     --------

Cash flows from financing activities:
Capital contributions from parent............................................         7,863      10,664       38,600
Proceeds from offering of senior discount notes..............................        29,925     225,115           --
Borrowings on related party payable to parent................................         4,999          --           --
Payment of bridge loan payable to parent.....................................            --     (25,000)          --
Deferred financing costs.....................................................          (755)    (10,007)          --
                                                                                  ---------    --------     --------
Net cash flows provided by financing activities..............................        42,032     200,772       38,600
                                                                                  ---------    --------     --------
(Decrease) increase in cash and cash equivalents.............................        (9,855)     10,810           --
Cash and cash equivalents, beginning of period...............................        10,810          --           --
                                                                                  ---------    --------     --------
Cash and cash equivalents, end of period.....................................     $     955    $ 10,810     $     --
                                                                                  =========    ========     ========
Non-cash investing and financing activities:
   Gain on issuance of shares by Saturn......................................     $   5,985    $     --     $     --
                                                                                  =========    ========     ========
   Non-cash issuance of warrants to purchase common stock....................     $   3,678    $     --     $     --
                                                                                  =========    ========     ========
   Non-cash capital contribution from parent.................................     $   7,800    $ 25,000     $     --
                                                                                  =========    ========     ========
   Non-cash stock issuance for purchase of 50% interest in Saturn............     $      --    $  7,800     $     --
                                                                                  =========    ========     ========
   Non-cash capital contribution of preferred stock from parent utilized in
     purchase of additional 40% interest in Austar...........................     $      --    $     --     $ 29,840
                                                                                  =========    ========     ========
   Increase in unrealized loss of investment.................................     $    (985)   $ (3,412)    $     --
                                                                                  =========    ========     ========

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



Arthur Andersen
Chartered Accountants

Sydney, Australia
29 March 1996

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                              BALANCE SHEETS
                                          AS AT 31 DECEMBER 1995

                                                                                  Economic Entity
                                                                            ------------------------------
                                                                                    December 31,
                                                                            ------------------------------
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

                                                    73

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                         PROFIT AND LOSS ACCOUNT

                                                                            Economic Entity
                                                                 ------------------------------------
                                                                 Period Ended            Year Ended
                                                                 December 31,            December 31,
                                                                 ------------            ------------
                                                                     1994                    1995
                                                                 ------------            ------------
                                                                      $A                      $A
Revenue:
     Service..............................................               --                  579,690
                                                                  ---------               ----------
                                                                         --                  579,690
                                                                  ---------               ----------
Expenses:
     General and administration...........................          321,494                6,406,782
     Depreciation and amortization........................            4,055                1,491,456
     Management fees......................................               --                   29,651
                                                                  ---------               ----------
                                                                    325,549                7,927,889
                                                                  ---------               ----------
Operating loss............................................         (325,549)              (7,348,199)
                                                                  ---------               ----------
Non-operating income (expense)
     Interest income......................................          327,355                1,227,029
     Interest expense and costs of finance................           (1,600)                  (2,180)
     Other, net foreign exchange gains--non-speculative
        trading...........................................               --                  327,740
                                                                  ---------               ----------
                                                                    325,755                1,552,589
                                                                  ---------               ----------
Net profit (loss) before tax..............................              206               (5,795,610)
Income tax attributable to net profit/(loss)..............               --                       --
                                                                  ---------               ----------
Net profit/(loss).........................................              206               (5,795,610)
                                                                  ---------               ----------
Retained profits/(accumulated losses) at beginning of
   period.................................................               --                      206
                                                                  ---------               ----------
Retained profits/(accumulated losses) at end of period....              206               (5,795,404)
                                                                  =========               ==========




  The accompanying notes form an integral part of this profit and loss account.

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                                         STATEMENTS OF CASH FLOWS

                                                                            Economic Entity
                                                              -------------------------------------------
                                                              Period Ended                    Year Ended
                                                              December 31,                   December 31,
                                                              ------------                   ------------
                                                    Note          1994                           1995
                                                              ------------                   ------------
                                                                  $A                              $A
Cash flows from operating activities
     Receipts from customers....................                       --                        522,211
     Payments to suppliers and employees........                 (297,332)                    (3,973,333)
     Interest received..........................                  327,355                      1,227,029
     Interest and other costs of finance paid...                   (1,600)                        (2,180)
                                                               ----------                     ----------
     Net operating cash flows...................                   28,423                     (2,226,273)
                                                               ----------                     ----------
Cash flows from investing activities
     Purchase of subsidiaries, net of cash
        acquired................................                      (12)                           (10)
     Payments for plant and equipment...........                  (55,871)                   (15,326,279)
     Payments for MDS and broadcast
        licenses................................               (5,021,630)                    (3,437,458)
     Decrease in inventory net of payables......                       --                             --
     Loans granted..............................                 (718,939)                    (3,768,962)
     Payments for investments...................                       --                             (2)
                                                               ----------                    -----------
     Net investing cash flows...................               (5,796,452)                   (22,532,711)
                                                               ----------                    -----------
Cash flows from financing activities
     Proceeds from share issues.................                5,159,265                             --
     Proceeds from issue of convertible
        debentures..............................               19,940,737                      6,000,000
     Proceeds from intercompany loans...........                       --                             --
     Payment on intercompany loans..............                       --                             --
     Proceeds from short term loans.............                   39,781                      8,818,202
     Proceeds from lease financing..............                       --                             --
     Repayment of finance lease principal.......                     (609)                       (45,167)
                                                               ----------                    -----------
     Net financing cash flows...................               25,139,174                     14,773,035
                                                               ----------                    -----------
Net increase/(decrease) in cash held............               19,371,145                     (9,985,949)
Cash at beginning of period.....................                       --                     19,371,145
Effect of different exchange rate...............                       --                        327,740
                                                               ----------                    -----------
Cash at the end of the period................... 8, 16         19,371,145                      9,712,936
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

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

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

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 2.   INCOME TAX

     (a) Non-current deferred tax liabilities and assets are as follows:

                                                                                     Economic Entity
                                                                         ---------------------------------------
                                                                         Period Ended               Year Ended
                                                                         December 31,               December 31,
                                                                         -------------              ------------
                                                                             1994                       1995
                                                                         -------------              ------------
                                                                              $A                         $A

Interest receivable and prepaids....................................       (14,367)                    (339,527)
                                                                           -------                   ----------
   Total non-current deferred tax liability.........................       (14,367)                    (339,527)
Net operating loss carryforward.....................................            --                    2,061,456
                                                                           -------                   ----------
   Total non-current deferred tax asset.............................            --                    2,061,456
                                                                           -------                   ----------
Net non-current deferred tax asset before valuation allowance.......       (14,367)                   1,721,929
Valuation allowance.................................................            --                   (1,721,929)
                                                                           -------                   ----------
Net non-current deferred tax asset (liability)......................       (14,367)                          --
                                                                           =======                   ==========

     Net operating loss carryforwards have an unlimited carryforward period for Australian tax purposes.

     (b) The difference between income tax expense provided in the financial statements and the prima facie income tax expense is reconciled as follows:

                                                                                     Economic Entity
                                                                         ---------------------------------------
                                                                         Period Ended               Year Ended
                                                                         December 31,               December 31,
                                                                         ------------               ------------
                                                                             1994                       1995
                                                                         ------------               ------------
                                                                              $A                         $A

Net profit/(loss)..................................................            206                   (5,795,610)

Prima facie tax thereon @ 36%......................................             74                   (2,086,420)
Tax effect of permanent and other differences:
    --Timing differences...........................................        (14,367)                    (339,527)
    --Amortization of licenses.....................................             --                      198,873
    --Entertainment non-deductible.................................         14,293                      165,618
    --Effect of tax losses not brought to account..................             --                    2,061,456
                                                                           -------                   ----------
Total income tax attributable to net profit/(loss).................             --                           --
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

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 3.   RECEIVABLES (CURRENT):

                                                                                   Economic Entity
                                                                              -------------------------
                                                                                1994            1995
                                                                              --------        --------
                                                                                 $A              $A
Trade debtors..........................................................              --          57,479
Less: provision for doubtful debts.....................................              --          (5,792)
                                                                              ---------      ----------
                                                                                     --          51,687
Related parties:
    United International Holdings Inc..................................          95,865         140,217
    Other..............................................................             --          712,554
  Related body corporate--STV Pty Ltd..................................         623,074       3,627,044
Other persons..........................................................              --           7,125
                                                                              ---------      ----------
                                                                                718,939       4,538,627
                                                                              =========      ==========
NOTE 4.   OTHER ASSETS (CURRENT):

Prepaid expenses.......................................................          10,465         787,916
Security deposits......................................................          15,117          42,217
                                                                              ---------      ----------
Total other assets (current)...........................................          25,582         830,133
                                                                              =========      ==========

NOTE 5.   INVESTMENTS (NON-CURRENT):

Investments in associated companies (Note 18)..........................               2               2
                                                                              =========      ==========
NOTE 6.   PROPERTY, PLANT AND EQUIPMENT:

Leasehold improvements:
    At cost............................................................              --         151,200
    Accumulated depreciation...........................................              --          (8,705)
                                                                              ---------      ----------
Total leasehold improvements, net......................................              --         142,495
                                                                              ---------      ----------
Plant and equipment:
    At cost............................................................          55,881      15,737,143
    Accumulated depreciation...........................................          (4,055)       (872,818)
                                                                              ---------      ----------
Total plant and equipment, net.........................................          51,826      14,864,325
                                                                              ---------      ----------
Plant and equipment under lease:
    At capitalized cost................................................          44,506         912,820
    Accumulated depreciation...........................................              --         (61,563)
                                                                              ---------      ----------
Total leased plant and equipment, net..................................          44,506         851,257
                                                                              ---------      ----------
Capitalized network construction expenditures:
    At cost............................................................       2,650,477       2,097,502
    Accumulated amortization...........................................              --              --
                                                                              ---------      ----------
Total capitalized development expenditures, net:.......................       2,650,477       2,097,502
                                                                              ---------      ----------
Total property, plant and equipment, net:..............................       2,746,809      17,955,579
                                                                              =========      ==========

                                   CTV PTY LIMITED AND ITS SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 7.   INTANGIBLE ASSETS (NON-CURRENT):

                                                                                 Economic Entity
                                                                           ----------------------------
                                                                             1994                1995
                                                                           --------            --------
                                                                               $A               $A
MDS licenses:
    At cost.............................................................     5,018,215        8,196,618
    Accumulated amortization............................................            --         (544,093)
                                                                          ------------      -----------
Total MDS licenses net:.................................................     5,018,215        7,652,525
                                                                          ------------      -----------
Program Rights fees at cost:                                                        --          250,000
    Accumulated amortization............................................            --           (8,333)
Other at cost...........................................................            --               --
Organization costs at cost:.............................................         3,415           12,482
                                                                          ------------      -----------
Total intangible assets, net............................................     5,021,630        7,906,674
                                                                          ============      ===========

NOTE 8.   CREDITORS AND BORROWINGS (CURRENT):

Unsecured:
     Overdraft..........................................................            --               --
     Trade creditors....................................................         1,684        5,727,304
     Unearned Income....................................................            --           29,062
     Accrued Expenses...................................................     2,698,537          728,113
     Due to related body corporate--United International
        Holdings Inc....................................................        39,781        8,857,983
Secured:
     Finance lease liability (Note 15)..................................         7,732          135,307
                                                                           -----------      -----------
Total current creditors and borrowings..................................     2,747,734       15,477,769
                                                                           ===========      ===========

NOTE 9.   CREDITORS AND BORROWINGS (NON-CURRENT):

Secured
     Finance lease liability (Note 15)..................................        36,165          684,945
                                                                           -----------      -----------
Total non-current creditors and borrowings..............................        36,165          684,945
                                                                           ===========      ===========

NOTE 10.   PROVISIONS (NON-CURRENT):

Annual leave............................................................
                                                                                    --          156,267
                                                                            ==========      ===========
NOTE 11.   SHARE CAPITAL:

Authorized capital:
    100,000,000 ordinary shares of $1 each..............................    100,000,000     100,000,000
                                                                            -----------     -----------
Total authorized capital as at 31 December 1995.........................    100,000,000     100,000,000
Issued and paid up capital:
    42,729 ordinary shares of $1 each...................................         42,729          42,729
                                                                            -----------     -----------
Total issued and paid up capital........................................         42,729          42,729
                                                                            ===========     ===========


                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


Movement in issued shares for the year:

                                                                          Number of                        Number of
                                                         Number of        Redeemable       Number of       Redeemable
                                                         Ordinary         Preference        Ordinary       Preference
                                                          Shares            Shares           Shares          Shares
                                                            1994             1994             1995            1995
                                                         --------         ----------       ----------      ----------
Opening number of shares...........................             3              --            42,729            --
Issued during the year.............................        42,726              13                --            --
Redeemed...........................................            --              13                --            --
                                                           ------             ---            ------          ----
Closing number of shares...........................        42,729              --            42,729            --
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

NOTE 13.   RESERVES:

                                                        Economic Entity
                                                   -------------------------
                                                          December 31,
                                                   -------------------------
                                                     1994            1995
                                                   ----------      ---------
                                                      $A              $A
Share premium opening balance....................         --       5,116,536
Premium on issues of shares......................  5,116,536              --
Redemption of preference shares..................         --              --
                                                   ---------       ---------
Total reserves...................................  5,116,536       5,116,536
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

NOTE 15.   COMMITMENTS:

                                                                                              Economic Entity
                                                                                           ----------------------
                                                                                              1994         1995
                                                                                           ---------    ---------
                                                                                               $A           $A
(a)  Annual license fees are payable as follows:
     Not later than one year.........................................................      1,212,627    3,068,099
     Later than one year but not later than two years................................      1,212,627    3,068,099
     Later than two years but not later than five years..............................      3,637,881    5,121,828
     Later than five years...........................................................             --           --
                                                                                           ---------   ----------
                                                                                           6,063,135   11,258,026
                                                                                           =========   ==========
(b)  Finance lease expenditure contracted for is payable as follows:
     Not later than one year.........................................................         12,429      215,798
     Later than one year but not later than two years................................         12,429      233,412
     Later than two years but not later than five years..............................         30,044      553,335
     Later than five years...........................................................             --           --
                                                                                           ---------   ----------
                                                                                              54,902    1,002,545
     Future finance charges..........................................................         11,005      182,293
                                                                                           ---------   ----------
     Net finance lease liability.....................................................         43,897      820,252
                                                                                           =========   ==========
Reconciled to:
     Current liability (Note 8)......................................................          7,732      135,307
     Non-current liability (Note 9)..................................................         36,165      684,945
                                                                                           ---------   ----------
                                                                                              43,897      820,252
                                                                                           =========   ==========
(c)  Operating lease expenditure contracted for is payable as follows:
     Not later than one year.........................................................        137,500      467,767
     Later than one year but not later than two years................................        137,500      467,767
     Later than two years but not later than five years..............................        412,500    1,405,357
     Later than five years...........................................................             --      529,372
                                                                                           ---------   ----------
                                                                                             687,500    2,870,263
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

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 16.   NOTES TO THE STATEMENT OF CASH FLOWS:

(a)  RECONCILIATION OF CASH

     For the purposes of the statement of cash flows, cash includes cash on hand and in banks and deposits at call, net of outstanding bank overdrafts. Cash at the end of the financial year as shown in the Statement of Cash Flows is reconciled to the related items in the balance sheet as follows:

                                                                                   Economic Entity
                                                                             -----------------------------
                                                                                1994               1995
                                                                             ----------        -----------
                                                                                 $A                $A

Cash..........................................................                   73,377          (261,963)
Short term money market deposits..............................               19,297,768         9,974,899
                                                                             ----------         ---------
                                                                             19,371,145         9,712,936
                                                                             ==========         =========

(b) Reconciliation of net cash provided by operating activities to operating loss after income tax.

                                                                                   Economic Entity
                                                                             ------------------------------
                                                                             Period Ended       Year Ended
                                                                             December 31,      December 31,
                                                                             ------------      ------------
                                                                                 1994              1995
                                                                             ------------      ------------
                                                                                  $A                $A
Operating profit (loss) after income tax:.....................                     206         (5,795,610)
     Adjustments for non-cash income and expense items:
     Depreciation and amortization expense....................                   4,055          1,491,456
     Bad debts expense and provision for doubtful debts.......                      --              5,792
Transfers to provisions:
     Annual leave.............................................                      --            156,267
Unrealized foreign exchange gain..............................                      --           (327,740)
     Increase in other receivables............................                      --            (57,479)
     Increase in trade creditors..............................                  49,744          3,785,221
     Increase in inventory....................................                      --           (679,628)
     Increase in other assets.................................                 (25,582)          (804,552)
                                                                               -------         ----------
Net cash from operating activities............................                  28,423         (2,226,273)
                                                                               =======         ==========

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


(c)  Subsidiaries Acquired

     The following subsidiaries were acquired by the economic entity for cash consideration. The fair value of net tangible assets acquired was as follows:
                                                            Fair Value of
                                                         Net Tangible Assets
                                                        --------------------
                                                          1994        1995
                                                        --------    --------
               Entity                                      $A          $A
               ------
Jacolyn Pty Limited...............................          2          --
Yanover Pty Limited...............................          2          --
Keansburg Pty Limited.............................          2          --
Orloff Pty Limited................................          2          --
Maxi-Vu Pty Limited...............................          2          --
Vinatech Pty Limited..............................          2          --
Palara Vale Pty Limited...........................         --           2
Auldana Pty Limited...............................         --           2
Grovern Pty Limited...............................         --           2
Lystervale Pty Limited............................         --           2
Minorite Pty Limited..............................         --           2
                                                          ---         ---

Fair value of net identifiable assets.............         12          10
Goodwill on acquisition...........................         --          --
                                                          ---         ---
Total consideration...............................         12          10
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

                                                                         Book value of                   Contribution to
                                                                            Parent                         Consolidated
                                                                           Entity's         % of           Result for the
                                                                           Investment     Shares Held         Period
                                                                        -------------     -----------     --------------
                             Place of                                   1994     1995     1994    1995     1994    1995
                           Incorporation     Date of       Type of      ----     ----     ----    ----     ----    ----
Name of Controlled Entity  Formation (a)   Acquisition     Shares        $A       $A        %       %       $A      $A
-------------------------  -------------   -----------     -------      ----     ----     ----    ----     ----    ----
Jacolyn Pty Limited........  Australia       14/6/94      Ordinary                 2               100              --
Yanover Pty Limited........  Australia       21/7/94      Ordinary                 2               100              --
Keansburg Pty Limited......  Australia       14/6/94      Ordinary                 2               100              --
Orloff Pty Limited.........  Australia       14/6/94      Ordinary                 2               100              --
Maxi-Vu Pty Limited........  Australia       4/8/94       Ordinary                 2               100              --
Palara Vale Pty Limited....  Australia       24/4/95      Ordinary                 2               100              --
Auldana Beach Pty Limited..  Australia       24/4/95      Ordinary                 2               100              --
Grovern Pty Limited........  Australia       24/4/95      Ordinary                 2               100              --
Lystervale Pty Limited.....  Australia       24/4/95      Ordinary                 2               100              --
Vinatech Pty Limited.......  Australia       29/7/94      Ordinary                 2               100              --
Minorite Pty Limited.......  Australia       24/4/95      Ordinary                 2               100              --
                                                                                  --                               ---
                                                                                  22                                --
                                                                                  ==                               ===

(a) All entities operate solely in their place of incorporation/formation.

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)



NOTE 18.   ASSOCIATED COMPANIES:

     Details of material interests in associated companies are as follows:

                                               Ownership                            Dividends
    Name of                                    Interest                             Received
   Associated      Principal Activity of     -------------      Balance         ----------------
    Company         Associated Company       1994     1995       Date           1994        1995
   ----------      ---------------------     ----     ----      -------         ----        ----
Communication &    Delivery of subscription
   Entertainment   television services to                          31
   Australia Pty   regional Australia.        50%      50%      December         --           --
   Limited
Ilona Investments  Delivery of subscription
   Pty Limited     television services to                          30
                   regional Australia         50%      50%        June           --           --


                                                              Economic Entity
                                                             -----------------
                                                             1994         1995
                                                             ----         ----
                                                              $A           $A

Aggregate carrying amount of investments in associated         2            2
companies..............................................      ---          ---

Aggregate amount of investments in associated
 companies, as determined under the equity
 method of accounting..................................        2            2
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

                      CTV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


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



Arthur Andersen
Chartered Accountants

Sydney, Australia
29 March 1996

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                                 BALANCE SHEET
                             AS AT 31 DECEMBER 1995

                                                                      Economic Entity
                                                                --------------------------
                                                                       December 31,
                                                                --------------------------
                                                     Note          1994            1995
                                                                ----------      ----------
                                                                    $A              $A
Current assets
     Cash..............................                         10,078,250           2,236
     Receivables.......................                3            63,934       1,325,563
     Prepayments and other.............                                 --         382,866
                                                                ----------      ----------

Total current assets...................                         10,142,184       1,710,665
                                                                ----------      ----------
Non-current assets
     Investments.......................                4                 2               2
     Property, plant and equipment.....                5           527,373       6,085,042
     Intangibles.......................                6             3,562       3,727,654
                                                                ----------      ----------
Total non-current assets...............                            530,937       9,812,698
                                                                ----------      ----------

Total assets...........................                         10,673,121      11,523,363
                                                                ----------      ----------

Current liabilities
     Creditors and borrowings..........                7           759,411       4,673,587
                                                                ----------      ----------

Total current liabilities..............                            759,411       4,673,587
                                                                ----------      ----------

Non-current liabilities
     Creditors and borrowings..........                8            36,165         313,981
     Provisions........................                9                --          11,495
                                                                ----------      ----------
Total non-current liabilities..........                             36,165         325,476
                                                                ----------      ----------

Total liabilities......................                            795,576       4,999,063
                                                                ----------      ----------

Net assets.............................                          9,877,545       6,524,300
                                                                ==========      ==========
Shareholders' equity
     Share capital.....................               10           133,296         133,296
     Reserves..........................               12         1,426,959       1,426,959
     Accumulated losses................                           (122,457)     (3,475,702)
                                                                ----------      ----------
                                                                 1,437,798      (1,915,447)
Convertible debentures.................               11         8,439,747       8,439,747
                                                                ----------      ----------
Total shareholders' equity.............                          9,877,545       6,524,300
                                                                ==========      ==========

       The accompanying notes form an integral part of this balance sheet.

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                             PROFIT AND LOSS ACCOUNT

                                                       Economic Entity
                                                -------------------------------
                                                Period Ended        Year Ended
                                        Note    December 31,       December 31,
                                                ------------       ------------
                                                    1994               1995
                                                ------------       ------------
                                                     $A                 $A
Revenue:
     Service...........................                --               13,819
                                                 --------           ----------
                                                       --               13,819
                                                 --------           ----------
Expenses:
     General and administration........           258,991            3,576,688
     Depreciation and amortization.....             4,055              212,635
                                                 --------           ----------
                                                  263,046            3,789,323
                                                 --------           ----------
Operating loss.........................          (263,046)          (3,775,504)
                                                 --------           -----------
Non-operating income (expense)
     Interest income...................           142,189              422,563
     Interest expense and costs of
        finance........................            (1,600)                (304)
                                                 --------           ----------
                                                  140,589              422,259
                                                 --------           ----------

Net loss before tax....................          (122,457)          (3,353,245)
Income tax attributable to net loss....                --                   --
                                                 --------           ----------
Net loss...............................          (122,457)          (3,353,245)
                                                 --------           ----------
Accumulated losses at beginning of
   period..............................                --             (122,457)
                                                 --------           ----------
Accumulated losses at end of
   period..............................          (122,457)          (3,475,702)
                                                 ========           ==========






  The accompanying notes form an integral part of this profit and loss account.

                                   STV PTY LIMITED AND ITS SUBSIDIARIES
                                         STATEMENT OF CASH FLOWS

                                                                              Economic Entity
                                                                    ----------------------------------
                                                                    Period Ended          Year Ended
                                                                     December 31,         December 31,
                                                                    -------------         -----------
                                                        Notes            1994                 1995
                                                                    -------------         -----------
                                                                          $A                   $A
Cash flows from operating activities:
     Receipts from customers...............                                --                 74,749
     Payments to suppliers and
        employees..........................                           (210,202)           (3,876,242)
     Interest received.....................                             78,255               422,563
     Interest and other costs of finance
        paid...............................                             (1,600)                 (304)
                                                                    ----------          ------------

Net operating cash flows...................                           (133,547)           (3,379,234)
                                                                    ----------          ------------

Cash flows from investing activities:
     Purchase of subsidiaries, net of
        cash acquired......................                                 (2)                  (12)
     Payments for plant, equipment and
        construction in process............                           (486,922)           (5,381,613)
     Payments for MDS licenses.............                             (3,562)           (3,757,962)
     Payments for investments..............                                 --                    (2)
     Loans granted.........................                                 --            (1,322,587)
                                                                    ----------           -----------

Net investing cash flows...................                           (490,486)          (10,462,176)
                                                                    ----------           -----------

Cash flows from financing activities:
     Proceeds from issues of shares........                          1,560,255                    --
     Proceeds from short-term loans........                            702,890             3,787,493
     Proceeds from debenture issues........                          8,439,747                    --
     Repayment of finance lease
        principal..........................                               (609)              (22,097)
                                                                    ----------           -----------

Net financing cash flows...................                         10,702,283             3,765,396
                                                                    ----------           -----------

Net increase (decrease) in cash held.......                         10,078,250           (10,076,014)
Cash at the beginning of the period........                                 --            10,078,250
                                                                    ----------           -----------


Cash at the end of the period..............              15         10,078,250                 2,236
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

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 2.   INCOME TAX

     (a) Non-current deferred tax liabilities and assets are as follows:

                                                                                 Economic Entity
                                                                          -----------------------------
                                                                          Period Ended      Year Ended
                                                                          December 31,     December 31,
                                                                          ------------     ------------
                                                                              1994             1995
                                                                          ------------     ------------
                                                                               $A               $A
  Interest receivable and prepaids.................................               --          (133,683)
                                                                          ----------         ---------
  Total non-current deferred tax liability.........................               --          (133,683)
    Net operating loss carryforward................................           42,500         1,195,261
                                                                          ----------         ---------
  Total non-current deferred tax asset.............................           42,500         1,195,261
                                                                          ----------         ----------
    Net non-current deferred tax asset before valuation allowance..           42,500         1,061,578
          Valuation allowance......................................          (42,500)       (1,061,578)
                                                                          ----------        ----------
  Net non-current deferred tax asset (liability)...................               --                --
                                                                          ==========        ==========

Net operating loss carryforwards have an unlimited carryforward period for Australian tax purposes.

     (b) The difference between income tax expense provided in the financial statements and the prima facie income tax expense is reconciled as follows:

                                                                                Economic Entity
                                                                          ----------------------------
                                                                          Period Ended     Year Ended
                                                                          December 31,    December 31,
                                                                          ------------    ------------
                                                                              1994            1995
                                                                          ------------    ------------
                                                                               $A              $A

     Net loss......................................................       (122,457)        (3,353,245)
     Prima facie tax thereon @ 36%.................................        (44,085)        (1,207,168)
     Tax effect of permanent and other differences
       Timing differences..........................................             --           (133,683)
       Entertainment non deductible................................          1,585            133,397
       Amortization of licenses....................................             --             12,193
       Effect of losses not brought to account.....................         42,500          1,195,261
                                                                          --------         ----------
     Total income tax attributable to net loss.....................             --                 --
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

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 3.   RECEIVABLES (CURRENT):

                                                                                  Economic Entity
                                                                         --------------------------------
                                                                            1994                   1995
                                                                         ---------              ---------
                                                                             $A                    $A
     Accounts Receivable Trade..........................                        --                  3,004
       Allowance for Bad Debts..........................                        --                    (28)
     Non-trade amounts owing by:
        Related parties
         Wholly owned group.............................                        --                     --
         Associated companies...........................                        --              1,322,587
        Other persons...................................                    63,934                     --
                                                                         ---------              ---------

     Total current receivables..........................                    63,934              1,325,563
                                                                         =========              =========

NOTE 4.   INVESTMENTS (NON-CURRENT):

     Investments in associated companies (Note 17)......                         2                      2
                                                                         =========              =========

NOTE 5.   PROPERTY, PLANT AND EQUIPMENT:

     Leasehold improvements:
       At cost..........................................                        --                128,274
       Accumulated amortization.........................                        --                 (7,801)
                                                                         ---------              ---------

     Total leasehold improvements, net..................                        --                120,473
                                                                         ---------              ---------
     Plant and equipment:
       At cost..........................................                    55,881              4,093,944
       Accumulated depreciation.........................                    (4,055)              (149,677)
                                                                         ---------              ---------
     Total plant and equipment, net.....................                    51,826              3,944,267
                                                                         ---------              ---------

     Plant and equipment under lease:
       At capitalized cost..............................                    44,506                408,832
       Accumulated depreciation.........................                        --                (25,343)
                                                                       -----------             ----------
     Total lease plant and equipment, net...............                    44,506                383,489
                                                                       -----------             ----------

     Capitalized network construction expenditures:
       At cost..........................................                   431,041              1,636,813
       Accumulated amortization.........................                        --                     --
                                                                       -----------            -----------

     Total capitalized development expenditures, net....                   431,041              1,636,813
                                                                       -----------            -----------

     Total property, plant and equipment, net...........                   527,373              6,085,042
                                                                       ===========            ===========

                                   STV PTY LIMITED AND ITS SUBSIDIARIES
                              NOTES TO THE FINANCIAL STATEMENTS--(Continued)

NOTE 6.   INTANGIBLE ASSETS (NON-CURRENT):

                                                                                  Economic Entity
                                                                        ----------------------------------
                                                                            1994                  1995
                                                                        -----------           ------------
                                                                             $A                    $A

     MDS licenses.......................................                      1,570             3,501,285
       Accumulated Amortization.........................                         --               (25,536)
     Other licenses.....................................                         --               251,570
       Accumulated Amortization.........................                         --                (8,333)
     Other..............................................                      1,992                 8,668
                                                                        -----------           -----------
     Total intangible assets, net.......................                      3,562             3,727,654
                                                                        ===========           ===========

NOTE 7.   CREDITORS AND BORROWINGS (CURRENT):

     Unsecured:
        Trade creditors.................................                      1,689               120,561
        Accrued expenses................................                     47,100                    --
        Due to associated company--CTV Pty Limited......                    623,021             3,627,044
        Due to related body corporate--United
          International Holdings Inc....................                     79,816               863,341
     Secured:
        Secured: Finance lease liability (Note 14)......                      7,732                62,641
                                                                        -----------           -----------
                                                                            759,358             4,673,587
                                                                        ===========           ===========

NOTE 8.   CREDITORS AND BORROWINGS (NON-CURRENT):

     Secured:
        Finance lease liability (Note 14)..............                      36,165               313,981
                                                                        -----------           -----------
     Total non-current creditors and borrowings........                      36,165               313,981
                                                                        ===========           ===========

NOTE 9.   PROVISIONS (NON-CURRENT):

     Annual leave......................................                          --                11,495
                                                                        ===========           ===========

NOTE 10.   SHARE CAPITAL:

     Authorized capital:
        100,000,000 ordinary shares of $1
          each.........................................                 100,000,000           100,000,000
                                                                        -----------           -----------
     Total authorized capital..........................                 100,000,000           100,000,000
                                                                        ===========           ===========
     Issued and paid up capital:
       133,296 ordinary shares of $1.00 each...........                     133,296               133,296
                                                                        -----------           -----------
     Total issued and paid up capital..................                     133,296               133,296
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


NOTE 12.   RESERVES:
                                                       Economic Entity
                                                  ---------------------------
                                                  Period Ended    Year Ended
                                                  December 31,   December 31,
                                                  ------------   ------------
                                                      1994           1995
                                                  ------------   ------------
                                                       $A             $A

     Share premium opening balance.............           --       1,426,959
     Premium on issue of shares................    1,426,959              --
                                                   ---------       ---------
     Total reserves............................    1,426,959       1,426,959
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


NOTE 14.   COMMITMENTS:

                                                                                                 Economic Entity
                                                                                               --------------------
                                                                                                 1994        1995
                                                                                               --------    --------
                                                                                                  $A          $A
(a)  Annual license fees are payable as follows:
     Not later than one year........................................................               --     1,227,291
     Later than one year but not later than two years...............................               --     1,227,291
     Later than two years but not later than five years.............................               --     1,686,787
     Later than five years..........................................................               --            --
                                                                                               ------     ---------
                                                                                                   --     4,141,369
                                                                                               ======     =========
(b)  Finance lease expenditure contracted for is payable as follows:
     Not later than one year........................................................           12,429        99,657
     Later than one year but not later than two years...............................           12,429       117,272
     Later than two years but not later than five years.............................           30,043       243,506
     Later than five years..........................................................               --            --
                                                                                               ------     ---------
                                                                                               54,901       460,435
Future finance charges..............................................................           11,004        83,813
                                                                                               ------     ---------

Net finance lease liability.........................................................           43,897       376,622
                                                                                               ======     =========

Reconciled to:
     Current liability (Note 7).....................................................            7,732        62,641
     Non-current liability (Note 8).................................................           36,165       313,981
                                                                                               ------     ---------
                                                                                               43,897       376,622
                                                                                               ======     =========
(c)  Operating lease expenditure contracted for is payable as follows:
     Not later than one year........................................................               --       169,642
     Later than one year but not later than two years...............................               --       169,642
     Later than two years but not later than five years.............................               --       510,984
     Later than five years..........................................................               --       148,112
                                                                                               ------     ---------
                                                                                                   --       998,380
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

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


NOTE 15.   NOTES TO THE STATEMENT OF CASH FLOWS:

(a)  Reconciliation of Cash

     For the purposes of the statement of cash flows, cash includes cash on hand and in banks and deposits at call, net of outstanding bank overdrafts. Cash at the end of the financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Balance Sheet as follows:

                                                          Economic Entity
                                                      -----------------------
                                                        1994           1995
                                                      --------       --------
                                                         $A             $A

Cash.............................................         5,994       2,236
Short-term money market deposits.................    10,072,256          --
                                                     ----------       -----
                                                     10,078,250       2,236
                                                     ==========       =====

(b) Reconciliation of net cash provided by operating activities to operating loss after income tax.

                                                                   Economic Entity
                                                           -------------------------------
                                                           Period Ended         Year Ended
                                                           December 31,        December 31,
                                                           ------------        ------------
                                                               1994                1995
                                                           ------------        ------------
                                                                $A                  $A
Operating loss after income tax..........................   (122,457)          (3,353,245)
Adjustments for non-cash income and expense items:
     Depreciation and amortization expense...............      4,055              212,635
     Bad debts expense and provision for doubtful
        debts............................................         --                   28
     Unrealized foreign exchange gain....................         --                   --
     Transfers to provisions:
     Annual leave........................................         --               11,495
     Increase in other receivables.......................    (63,934)              60,930
     Increase (decrease) in trade creditors..............     48,789               71,789
     Increase in other assets............................         --             (382,866)
                                                            --------           ----------
     Net cash from operating activities..................   (133,547)          (3,379,234)
                                                            ========           ==========

(c)  Subsidiaries acquired

     The following subsidiaries were acquired by the economic entity for cash consideration. The fair value of net tangible assets acquired was as follows:

                                                          Fair Value
                                                        of Net Tangible
                                                        Assets Acquired
                                                    ------------------------
                                                      1994            1995
                                                    --------        --------
                 Entity                                $A              $A
                 ------
     Selectra Pty Limited.......................        2               --
     Vermint Grove Pty Limited--cash............       --                2
     Kidilla Pty Limited--cash..................       --                2
     Dovevale Pty Limited--cash.................       --                2
     Carryton Pty Limited--cash.................       --                2
     Xtek Bay Pty Limited--cash.................       --                2
     Windytide Pty Limited--cash................       --                2
                                                      ---              ---
     Fair value of net identifiable assets......        2               12
     Goodwill on acquisition....................      ---              ---
     Total consideration........................        2               12
                                                      ===              ===

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)

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

NOTE 17.   ASSOCIATED COMPANIES:

     Details of material interests in associated companies are as follows:

    Name of Associated         Principal Activity of        Ownership        Balance             Dividends
          Company                Associated Company         Interest          Date               Received
    ------------------         ---------------------      -------------    -----------        --------------
                                                          1994     1995                       1994      1995
                                                          ----     ----                       ----      ----
Communication &             Delivery of subscription
  Entertainment               television services to
  Australia Pty Limited       regional Australia           50%     50%     31 December          --        --

Chippawa Pty Limited        Delivery of subscription
                              television services to
                              regional Australia           50%     50%       30 June            --        --
                                                                                               ---       ---
                                                                                                --        --
                                                                                               ===       ===

                                                                                           Economic Entity
                                                                                         -------------------
                                                                                           1994       1995
                                                                                         --------   --------
                                                                                            $A         $A


     Aggregate carrying amount of investments in associated companies........                  2          2
                                                                                           -----       ----
     Aggregate amount of investment in associated companies, as determined
       under the equity method of accounting................................                   2          2
                                                                                           =====       ====

                      STV PTY LIMITED AND ITS SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS--(Continued)


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

     The calculation of shareholders' equity in accordance with US GAAP is as follows:

                                                                                   December 31,
                                                                           ----------------------------
                                                                             1994                1995
                                                                           --------            --------
                                                                              $A                  $A
     Shareholders' equity as per balance sheet..............               9,877,545          6,524,300
     Adjustments to reported equity:
          Convertible debentures............................              (8,439,747)        (8,439,747)
                                                                          ----------         ----------
     Shareholders' equity in accordance with US GAAP........               1,437,798         (1,915,447)
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


Deloitte Touche Tohmatsu
Chartered Accountants

Sydney, Australia
March 15, 1996

                            XYZ ENTERTAINMENT PTY LTD
                      CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                                         1994              1995
                                                                       --------          --------
                                                            Note          $A                $A

Revenue
     Channel supply.................................                       Nil          1,117,091
     Other..........................................                       Nil            592,149
     Interest.......................................                     2,829            196,291
                                                                       -------         ----------
                                                                         2,829          1,905,531
                                                                       -------         ----------
Operating expenses
     Cost of services...............................                       Nil         24,677,575
     Selling, general and administrative............                   236,703         12,475,597
     Depreciation and amortization..................          2            Nil          3,594,737
                                                                       -------         ----------

Cost of operations..................................                   236,703         40,747,909
                                                                       -------         ----------

Net loss before income taxes........................                   233,874         38,842,378
                                                                       -------         ----------

Income taxes........................................          3            Nil                Nil
                                                                       -------         ----------

Net loss............................................          2        233,874         38,842,378
                                                                       -------         ----------

Net loss per share..................................                   116,937         19,421,189
                                                                       =======         ==========

Weighted average number of ordinary shares out-
   standing during the period.......................                         2                  2
                                                                       =======         ==========




         The accompanying notes form part of these financial statements.

                                        XYZ ENTERTAINMENT PTY LTD
                                        CONSOLIDATED BALANCE SHEET
                                     AS OF DECEMBER 31, 1994 AND 1995

                                                                         1994             1995
                                                                       --------         --------
                                                            Note          $A               $A

ASSETS
Current assets
     Cash and cash equivalents..........................               670,754          3,105,803
     Receivables........................................                33,000          1,006,241
     Amounts due from stockholder.......................                   Nil             21,219
     Program material rights (net of accumulated
        amortization of $Anil and $A1,430,000)..........                   Nil          2,298,935
                                                                       -------         ----------
           Total current assets.........................               703,754          6,432,198
                                                                       -------         ----------
Non-current assets
     Property, plant and equipment......................      4         57,448          3,361,070
     Investment in associated company...................      6            Nil            245,518
     Amounts due from related party.....................      8            Nil          1,326,578
     Program material rights (net of accumulated
        amortization of $Anil and $A180,000)............                   Nil            217,916
                                                                       -------         ----------
           Total non-current assets.....................                57,448          5,151,082
                                                                       -------         ----------
               Total assets.............................               761,202         11,583,280
                                                                       =======         ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Creditors, trade...................................                   Nil         20,792,868
     Other creditors and accruals.......................                   Nil             75,656
     Amounts due to related party.......................                   Nil                Nil
                                                                       -------         ----------
          Total current liabilities.....................                   Nil         20,868,524
                                                                       -------         ----------
Non-current liabilities
     Creditors, trade...................................                   Nil            743,086
     Amounts due to stockholders........................      8        995,074         29,047,920
                                                                       -------         ----------
          Total non-current liabilities.................               995,074         29,791,006
                                                                       -------         ----------
               Total liabilities........................               995,074         50,659,530
                                                                       -------         ----------
Commitments and Contingencies (See Notes)
Stockholders' deficiency
     Redeemable preferences shares, par value $A1.00 per
         share: Authorized 100,000 shares, none issued
           and outstanding  ............................                   Nil                Nil

     Ordinary shares, par value $A1.00 per share:
        Authorized 900,000 shares, 2 issued and               9              2                  2
           outstanding  ................................                   Nil                Nil
     Accumulated deficit................................              (233,874)       (39,076,252)
                                                                     ---------        -----------
               Total stockholders' deficiency...........              (233,872)       (39,076,250)
                                                                      --------        -----------
               Total liabilities and stockholders'
                  deficiency............................               761,202         11,583,280
                                                                      ========        ===========

         The accompanying notes form part of these financial statements.

                            XYZ ENTERTAINMENT PTY LTD
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                     Ordinary         Accumulated       Total
                                                     --------         -----------    -----------
                                                        $A                $A             $A
Balance at October 17, 1994....................                                             Nil
Issue of ordinary shares.......................          2                                    2
Net loss.......................................                         (233,874)      (233,874)
                                                                     -----------    -----------

Balance at December 31, 1994...................          2              (233,874)      (233,872)
                                                       ---           -----------    -----------
Net loss.......................................                      (38,842,378)   (38,842,378)
                                                                     -----------    -----------

Balance at December 31, 1995...................          2           (39,076,252)   (39,076,250)
                                                       ===           ===========    ===========









         The accompanying notes form part of these financial statements.

                            XYZ ENTERTAINMENT PTY LTD
                      CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995

                                                                  1994                1995
                                                                --------            --------
                                                                   $A                  $A
Cash flows from operating activities
     Cash receipts in the course of operations.............          Nil              370,348
     Cash payments in the course of operations.............     (269,703)         (17,351,047)
     Interest received.....................................        2,829              196,291
                                                                --------          -----------
     Net cash used in operating activities.................     (266,874)         (16,784,408)
                                                                --------          -----------
Cash flows from investing activities
     Payments for property, plant and equipment............      (57,448)          (4,999,012)
     Proceeds from sale of program material rights.........          Nil            2,304,795
     Payment for investment................................          Nil                   (1)
     Payments for program material rights..................          Nil           (7,164,583)
                                                                 -------          -----------
     Net cash used in investing activities.................      (57,448)          (9,858,801)
                                                                 -------          -----------
Cash flows from financing activities
     Proceeds from issues of shares........................            2                  Nil
     Proceeds from stockholder loans.......................      995,074           29,078,258
                                                                 -------          -----------
     Net cash provided by financing activities.............      995,076           29,078,258
                                                                 -------          -----------
Net increase in cash and cash equivalents held.............      670,754            2,435,049
Cash and cash equivalents at the beginning of the
   period .................................................          Nil              670,754
                                                                 -------          -----------
Cash and cash equivalents at the end of the period.........      670,754            3,105,803
                                                                 =======          ===========
Reconciliation of Net Loss to Net Cash Used in
   Operating Activities
     Net loss .............................................     (233,874)         (38,842,378)
     Add non-cash items:
          Amounts set aside to provisions..................          Nil            1,771,817
          Depreciation and amortization....................          Nil            3,594,737
          Gain on disposal of program material rights......          Nil             (189,213)
          Loss on disposal of program material rights......          Nil            1,511,315
          Gain on disposal of fixed assets.................          Nil             (168,358)
          Loss on disposal of fixed assets.................          Nil                9,690
                                                                --------          -----------
     Net cash used in operating activities before change
          in assets and liabilities........................    (233,874)          (32,312,390)
     Change in assets and liabilities:
          Increase in trade receivables....................     (33,000)             (994,460)
          (Increase) decrease in other receivables.........         Nil            (1,518,255)
          Increase in creditors............................         Nil            18,040,697
                                                               --------           -----------
               Net cash used in operating activities.......    (266,874)          (16,784,408)
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

     The purchase method of accounting has been used to account for subsidiaries acquired during the period. The Company undertakes a valuation of the net assets acquired in purchase transactions in accordance with generally accepted accounting principles. Accordingly, the Company has stated the net assets acquired from purchased companies at their estimated fair values at the date of acquisition. The consolidated accounts include the information and results of each controlled entity from the date on which the Company obtains control and until such time as the Company ceases to control such entity.

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

     None of the shares in associated companies are listed on the Australian Stock Exchange.

NOTE 2--EXPENDITURES

                                                               1994               1995
                                                             --------           --------
                                                                $A                 $A
Expenses included in the net loss were:
Depreciation and amortization:
    --plant and equipment.........................              Nil              828,647
    --program material rights.....................              Nil            2,766,090
                                                                ---            ---------
          Total depreciation and amortization.....              Nil            3,594,737
                                                                ===            =========
Amounts set Aside to Provision:
    --employee entitlements--annual leave.........              Nil               75,656
    --provision for doubtful debts................              Nil            1,696,160
                                                                ---            ---------
                                                                Nil            1,771,816
                                                                ===            =========
Exchange (gain) loss, net, on foreign currency
  transactions:
     Exchange gain on foreign currency
        transactions..............................              Nil             (368,670)
                                                                ---             --------
     Exchange (gain) loss, net....................              Nil             (368,670)
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


     The tax effects of temporary differences, at the Australian statutory rate of 36%, which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 1995 are as follows:

                                                 1994                1995
                                               --------            --------
                                                  $A                  $A
Deferred tax assets
     Tax loss carryforward.............         77,978            9,816,188
     Accrued expenses and other........            Nil              266,479
                                                ------           ----------
                                                77,978           10,082,667
Deferred tax liabilities
     Depreciation and amortization.....            Nil            1,897,111
                                                ------           ----------
     Net deferred tax assets...........         77,978            8,185,556
     Less valuation allowance..........         77,978            8,185,556
                                                ------           ----------
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


NOTE 4--PROPERTY, PLANT AND EQUIPMENT

                                                   1994              1995
                                                 --------          --------
                                                    $A                $A

Plant and equipment--at cost..................    57,448           4,026,837
Less: accumulated depreciation...............        Nil            (665,767)
                                                  ------           ---------
     Total property, plant and equipment.....     57,448           3,361,070
                                                  ======           =========

     There have been no current valuations included in the above amounts.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


NOTE 5--COMMITMENTS AND CONTINGENCIES

                                                            1994       1995
                                                          --------   --------
                                                             $A         $A
Contracts for Expenditure for Program Material Rights
    Not later than one year................................  Nil     174,082
    Later than one year but not later than two years.......  Nil         Nil
    Later than two years but not later than three years....  Nil         Nil
    Later than three years but not later than four years...  Nil         Nil
    Later than four years but not later than five years....  Nil         Nil
    Later than five years..................................  Nil         Nil
                                                             ---     -------
                                                             Nil     174,082
                                                             ===     =======
Commitments Under Non-cancelable Operating Leases
    Not later than one year................................  Nil      11,794
    Later than one year but not later than two years.......  Nil      12,362
    Later than two years but not later than three years....  Nil      10,976
    Later than three years but not later than four years...  Nil         568
    Later than four years but not later than five years....  Nil         Nil
    Later than five years..................................  Nil         Nil
                                                             ---      ------
                                                             Nil      35,700
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


NOTE 6--INFORMATION ABOUT INVESTMENTS IN ASSOCIATED COMPANIES

                                                                                                            Equity-
                                                                    Ownership           Carrying           Accounted
        Name of Company              Principal Activity             Interest             Amount              Amount
        ---------------              ------------------          ---------------     -------------         -----------
                                                                 1994       1995     1994     1995         1994   1995
                                                                 ----       ----     ----     ----         ----   ----
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
                                                                     ----------
                                                                        245,518
                                                                     ==========

NOTE 7--PARTICULARS IN RELATION TO CONTROLLED ENTITIES

                                                                Book Value of         Contribution to
                                                                  Investment          Consolidated Loss
                                         Class    Interest     ----------------       ------------------
                                           of       Held       1994         1995       1994         1995
                                         Share    Percent      ----         ----       ----         ----
                                                                $A           $A         $A           $A
Chief Entity
     XYZ Entertainment Pty
        Limited.....................                                                  233,874    38,842,378
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

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995



                                                                                               1994      1995
                                                                                               ----      ----
                                                                                                $A        $A
Total income received,  or due and receivable,  by directors of the Company from the Company and any related  body  corporate,  and by all  directors  of each entity in the Economic Entity from  corporations of which they are directors,
   or related bodies corporate or an entity controlled by the chief entity.................    52,500   363,786
                                                                                               ======   =======
The number of directors of the Company whose total income falls within the following
   bands:                                                                                          No        No
   $ANil -- $A9,999........................................................................         4         7
                                                                                               ======   =======

   LOANS TO DIRECTORS

     There were no loans in existence at balance date (or at December 31, 1994) made, guaranteed or secured by the Company to directors of a corporation in the Economic Entity or a related body corporate, their spouses, relatives or relatives of spouses.

   LOANS FROM DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS                                                    1995
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR        ----
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED          $A

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

   LOANS TO DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS                                                  1995
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR      ----
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED        $A


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

   There were no loans to Director Related Entities at December 31, 1994.

                            XYZ ENTERTAINMENT PTY LTD
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
  FOR THE PERIOD FROM OCTOBER 17, 1994 (DATE OF INCEPTION) TO DECEMBER 31, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1995


     OTHER TRANSACTIONS WITH DIRECTOR RELATED ENTITIES

                        TERMS AND CONDITIONS                                                  1995
     TYPE OF                    OF                 NAME OF RELATED              DIRECTOR      ----
   TRANSACTION          TYPE OF TRANSACTION           ENTITY                    RELATED        $A

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

     There were no other transactions with Director Related Parties at December 31, 1994.

   LOANS TO OTHER RELATED ENTITIES

                        TERMS AND CONDITIONS                                        1995
     TYPE OF                    OF                       NAME OF RELATED            ----
   TRANSACTION          TYPE OF TRANSACTION                  ENTITY                  $A
Loans advanced to        Non-interest bearing,
   associated            no set terms of             Nickelodeon Australia
   company.............. repayment                   Management Pty Limited       1,941,677

                         Non-interest bearing,
Loans advanced to        no set terms of
   related party........ repayment                   Nickelodeon Australia Inc.   1,326,578

     There were no loans to Other Related Entities at December 31, 1994.

   OTHER TRANSACTIONS WITH OTHER RELATED ENTITIES

                        TERMS AND CONDITIONS                                      1995
     TYPE OF                    OF                     NAME OF RELATED            ----
   TRANSACTION          TYPE OF TRANSACTION                ENTITY                  $A

                                                    Nickelodeon Australia
                        Normal commercial           Management Pty
Subscriptions payable.. terms and conditions        Limited                       113,219

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

     Foxtel Management Pty Limited is jointly owned by The News Corporation Limited and Telstra Corporation Limited.

NOTE 9--SHARE CAPITAL

                                                                       1994                1995
                                                                     --------            --------
                                                                        $A                  $A
Authorized Capital
     900,000 ordinary shares of $A1.00 each....................       900,000             900,000
     100,000 redeemable preference shares of $A1.00 each.......       100,000             100,000
                                                                    ---------           ---------
                                                                    1,000,000           1,000,000
                                                                    ---------           ---------
Issued and Paid-Up Capital
     2 ordinary shares of $A1.00 each..........................             2                   2
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
                      AND THE YEAR ENDED DECEMBER 31, 1995


NOTE 11--NON-HEDGED FOREIGN CURRENCY BALANCES

     The Australian dollar equivalent of foreign currency balances included in the accounts which are not effectively hedged are as follows:

                                               1994               1995
                                             --------           --------
                                                $A                 $A
US Dollars
   Liabilities
        Current............................       Nil           1,719,055
        Non-current........................   995,074             743,085
                                              -------           ---------
             Total.........................   995,074           2,462,140
                                              =======           =========
   Assets
        Current............................       Nil              25,729
                                              =======           =========
Sterling
   Liabilities
        Current............................       Nil              10,949
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


Arthur Andersen

Wellington, New Zealand
20 February 1996

                          SATURN COMMUNICATIONS LIMITED
                       STATEMENT OF FINANCIAL PERFORMANCE

                                                       For the Years
                                                     Ended December 31
                                                 --------------------------
                                    Note           1994              1995
                                                 --------          --------
                                                   NZ$               NZ$

Programming Revenue..............                   70,389            169,223
Other Revenue....................                       --             57,835
                                                ----------        -----------
Total Revenue....................                   70,389            227,058
Expenses
Programming Expenses.............                  203,901            448,243
Selling, general & administration                  684,811          1,306,969
Management fee expense to                          309,426             17,209
   related party.................
Other operating expenses.........                  845,791          2,506,326
                                                ----------        -----------
Deficit before taxation for the       2        (1,973,540)         (4,051,689)
   year..........................
Income tax expense...............    11                --                  --
                                               -----------         ----------
Net deficit for the year.........              (1,973,540)         (4,051,689)
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

                          SATURN COMMUNICATIONS LIMITED
                         STATEMENT OF FINANCIAL POSITION


                                                       As at 31 December
                                                   ------------------------
                                              Note     1994         1995
                                                   -----------  -----------
                                                       NZ$          NZ$
Owner's Equity
Share capital [Shares issued: 347,368
   (1994: 347,368)]......................       3     347,368      347,368
Reserves.................................       3   6,981,575    6,981,575
Retained earnings........................          (4,461,709)  (8,513,398)
                                                   -----------  -----------
                                                    2,867,234   (1,184,455)
Non-Current Liabilities
Related party loan.......................       8          --    3,076,199

Current Liabilities
Accounts Payable & Accruals
     Trade creditors.....................             103,584      135,894
     Other...............................             110,868      122,207
                                                   ----------   ----------
                                                      214,452      258,101
Employee Entitlements....................              24,554       62,747
Converter Deposits.......................              24,356           --
Current-portion finance lease liability..       9      23,701       14,270
Related party payables...................       8          --      879,336
                                                   ----------   ----------
                                                      287,063    1,214,454
                                                   ----------   ----------
Total Liabilities And Equity.............           3,154,297    3,106,198
                                                   ==========   ==========
Non-Current Assets
Property, plant and equipment
   Cost .............................               3,297,551    4,150,307
   Accumulated depreciation..........              (1,300,597)  (1,887,172)
                                                   ----------   ----------
                                                4   1,996,954    2,263,135
Investments--Unlisted Shares..........                     --        5,000
                                                   ----------   ----------
                                                    1,996,954    2,268,135
Current Assets
Cash    .                                             733,407      379,547
Accounts receivables
     Customers.......................                      --       21,746
     Employees.......................                  34,472       32,545
     Others..........................                  17,143       33,463
     Provision for doubtful debts....                      --      (10,000)
                                                   ----------   ----------
                                                       51,615       77,754
Inventories..........................                 170,709      160,074
Prepayments..........................                      --       29,351
Related party receivables............          8      201,612      191,337
                                                   ----------   ----------
                                                    1,157,343      838,063
                                                   ----------   ----------
Total Assets.........................               3,154,297    3,106,198
                                                   ==========   ==========

   The accompanying notes form an integral part of these financial statements

                          SATURN COMMUNICATIONS LIMITED
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED 31 DECEMBER 1995


                                                                   For the years ended
                                                                      31 December
                                                                 -----------------------
                                                           Note     1994         1995
                                                                 ---------    ----------
                                                                     NZ$          NZ$

CASH FLOWS FROM OPERATING ACTIVITIES
Cash was provided from:
     Customers.........................................              22,031      171,749
Cash was disbursed to:
     Payments to suppliers and employees...............          (1,496,891)  (3,624,231)
                                                                 -----------  -----------
Net cash flows from operating activities...............     10   (1,474,860)  (3,452,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash was provided from:
     Proceeds from sale of fixed assets................             142,306       69,829
Cash was applied to:
     Purchase of fixed assets..........................            (726,123)    (932,018)
     Purchase of investments...........................                  --       (5,000)
                                                                 ----------   -----------
Net cash flows from investing activities...............            (583,817)    (867,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash was provided from:
     Share issue.......................................      3    7,155,259           --
     Related party loans...............................                  --    3,965,811
Cash was applied to:
     Related party loan repayment......................          (4,402,250)          --
                                                                 -----------  ----------
Net cash flow from financing activities................           2,753,009    3,965,811
Net increase/(decrease) in cash held...................             694,332     (353,860)
Add opening cash brought forward.......................              39,075      733,407
                                                                 ----------   ----------
Ending cash carried forward............................             733,407      379,547
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

   n) CHANGES IN ACCOUNTING POLICIEs

     There have been no material changes in accounting policies during the year. All policies have been applied on consistent bases with previous years.


2.   DEFICIT BEFORE TAXATION

     HAS BEEN DETERMINED

                                                                1994     1995
                                                              -------- --------
                                                                 NZ$      NZ$
        After charging:
             Audit fees and expenses............               15,080    6,000
             Depreciation.......................              570,904  586,575
             Interest...........................                8,151       82
             Rental and leasing costs...........               71,804   77,489

3.   SHARE CAPITAL

                                                                1994     1995
                                                              -------- --------
                                                                NZ$      NZ$
     Issued 347,368 ordinary shares of $1.00 each
       (1994 347,368 shares) fully paid.........              347,368  347,368
                                                              -------  -------
                                                              347,368  347,368
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


6.   CAPITAL EXPENDITURE COMMITMENTS

     Estimated capital expenditure contracted for at balance date but not provided for NZ$659,235 (1994: nil).

7.   OPERATING LEASE COMMITMENTS

     At balance date the Company had the following operating lease commitments for office space and certain vehicles:

                                                                                  1995                 1994
                                                                                --------             --------
                                                                                   NZ$                 NZ$
     Payable:
          within 1 year................................................          449,982              84,985
          between 1 and 2 years........................................          457,468              82,535
          between 2 and 3 years........................................          357,915              80,031
          between 3 and 4 years........................................          233,425              52,487
          between 4 and 5 years........................................          233,425              52,487
          greater than 5 years.........................................          571,989             393,653
                                                                               ---------             -------
                                                                               2,304,204             746,178
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


          An affiliate of Todd International
           Limited (significant shareholder)
               Received funding...................  NZ$45,279 (1994: nil)

     Todd provided funding allowing Saturn to meet its day to day obligations.

     An affiliate of United International Holdings
          Received payment of prior year balance
          Cash Received...........................  NZ$22,195 (1994: nil)
          Balance Receivable......................  NZ$12,227 (1994: $34,422)

     Saturn also have a receivable balance owing from:

          Todd International Limited (significant
           shareholder)
             Receivable...........................  NZ$191,337(1994: NZ$201,613)

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

     United International  Holdings--Tahiti
        (subsidiary of United International
        Holdings, Inc.) Received payment of
        prior year balance
          Cash Received...........................  NZ$  Nil (1994: $22,195)
          Balance Receivable......................  NZ$  12,227 (1994: $12,227)

     Saturn also has the following balances with:

     Todd International Limited (significant shareholder)
          Receivable..............................  NZ$191,337(1994: $201,612)
          Payable.................................  NZ$ 45,279(1994: Nil)

     The receivable from Todd International is denominated in US dollars and is on interest free terms. The payable is denominated in New Zealand dollars and is interest free repayable on demand.

                          SATURN COMMUNICATIONS LIMITED
       NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS--(Continued)
                       FOR THE YEAR ENDED 31 DECEMBER 1995


9.   FINANCE LEASES

     At 31 December the following finance lease existed:

                                                   Asset              Lease
                                                   Value            Liability
                                                   -----            ---------
                                                   NZ$                 NZ$

     Canon photocopier and fax
     1995........................................  19,263              14,270
     1994........................................  24,400              23,701

     The finance lease payment commitments as at balance date were payable:

                                                     1995               1994
                                                     ----               ----
                                                      NZ$                NZ$

     within 1 year................................   7,752              9,431
     between 1 and 2 years........................   6,518              7,752
     between 2 and 3 years........................      --              6,718
                                                    ------             ------
                                                    14,270             23,901
                                                    ======             ======

10. RECONCILIATION OF NET DEFICIT AFTER TAXATION TO NET CASH OUTFLOW FROM OPERATING ACTIVITIES

                                                                    For the Years Ended
                                                                        December 31,
                                                                   ---------------------
                                                                     1994         1995
                                                                   --------     --------
                                                                     NZ$          NZ$
Net deficit after taxation...................................    (1,973,540)  (4,051,509)
Add non-cash items:
     Depreciation............................................       570,905      586,575
     Provision for doubtful debts............................            --       10,000
     Add/(less) movements in working capital items
     (Increase) in receivables and prepayments...............       (48,358)     (65,489)
     (Increase)/decrease in inventories......................      (170,709)      10,635
     Increase/(decrease) in accounts payable and accruals....       134,897       19,293
     Increase in employee entitlements.......................        11,945       38,193
                                                                 ----------   ----------
          Net cash outflow from operations...................    (1,474,860)  (3,452,302)
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

     The Company's net deferred tax asset is as follows:

                                                        As at December 31,
                                                   --------------------------
                                                     1994              1995
                                                   --------          --------
Net operating loss carryforward................    1,249,330         2,475,000
Valuation allowance............................   (1,249,330)       (2,475,000)
                                                  ----------        ----------
Net deferred tax asset.........................           --                --
                                                  ==========        ==========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 31st day of March 1998.


                                       UIH Australia/Pacific, Inc.
                                       a Colorado corporation

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

                                                        Title of Position
Signature                                            Held With the Registrant
---------                                            ------------------------
     *
---------------------------------
Gene W. Schneider                                    Chairman of the Board              March 31, 1998

     *
---------------------------------
Michael T. Fries                                     Director, President and
                                                     Chief Executive Officer            March 31, 1998
/S/ J. Timothy Bryan
---------------------------------
J. Timothy Bryan                                     Director, Chief Financial
                                                     Officer and Treasurer              March 31, 1998
/S/ Valerie L. Cover
---------------------------------
Valerie L. Cover                                     Controller (Principal
                                                     Accounting Officer)                March 31, 1998
     *
---------------------------------
Mark L. Schneider                                    Director                           March 31, 1998



*  By:   /S/ J. Timothy Bryan
      ---------------------------
      J. Timothy Bryan
      Attorney-in-fact