Form 10-Q
period 1998-03-31
UIH AUSTRALIA PACIFIC INC
filed 1998-05-15
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------   ---------

                          Commission File No. 333-05017

                           UIH Australia/Pacific, Inc.
             (Exact name of Registrant as specified in its charter)


      State of Colorado                                         84-1341958
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

     The Company has no publicly-traded shares of capital stock. As of May 15, 1998, the Company had 13,864,941 shares of common stock outstanding.

                                               UIH AUSTRALIA/PACIFIC, INC.
                                                    TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------


Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 (Unaudited).............     2

     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998
         and 1997 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Three Months Ended
         March 31, 1998 (Unaudited)..........................................................................      4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998
         and 1997 (Unaudited)................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     13
------


                                               PART II - OTHER INFORMATION
                                               ---------------------------


Item 5 - Other Information...................................................................................     19
------

Item 6 - Exhibits and Reports on Form 8-K....................................................................     20
------


                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)

                                                                                           March 31,        December 31,
                                                                                             1998               1997
                                                                                           ---------        -----------
ASSETS
Current assets
   Cash and cash equivalents........................................................       $  1,920          $ 12,344
   Restricted cash..................................................................            420               420
   Short-term investments...........................................................             --            12,325
   Subscriber receivables...........................................................          2,682             2,548
   Related party receivables........................................................          1,872             1,942
   Other current assets.............................................................          3,052             3,405
                                                                                           --------          --------
       Total current assets.........................................................          9,946            32,984

Property, plant and equipment, net of accumulated depreciation of $102,235 and
   $78,179, respectively............................................................        176,323           183,101
License fees, net of accumulated amortization of $4,278 and $3,773, respectively....          5,254             5,691
Goodwill, net of accumulated amortization of $9,027 and $8,044, respectively........         43,475            43,017
Deferred financing costs, net of accumulated amortization of $1,824 and $1,306,
   respectively.....................................................................         12,959            13,393
Other non-current assets, net.......................................................          1,731               846
                                                                                           --------          --------
       Total assets.................................................................       $249,688          $279,032
                                                                                           ========          ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Accounts payable and accrued liabilities, including related party payables of
     $2,806 and $1,596, respectively................................................       $ 23,612          $ 24,617
   Construction payables............................................................          4,635             6,008
   Accrued funding obligation.......................................................            841               406
   Related party note payable.......................................................          4,999             4,999
   Current portion of long-term debt................................................          2,055             1,825
                                                                                           --------          --------
       Total current liabilities....................................................         36,142            37,855

Due to parent.......................................................................          6,285             5,394
Senior discount notes and other debt................................................        399,562           387,094
Other long-term liabilities.........................................................          1,692             1,426
                                                                                           --------          --------
       Total liabilities............................................................        443,681           431,769
                                                                                           --------          --------

Minority interest in subsidiary.....................................................          9,940            11,416
                                                                                           --------          --------
Stockholder's deficit:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
     outstanding....................................................................             --                --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 and
     13,864,941 shares issued and outstanding, respectively.........................            139               139
   Additional paid-in capital.......................................................        145,447           139,621
   Cumulative translation adjustments...............................................        (26,853)          (28,964)
   Accumulated deficit..............................................................       (322,666)         (274,949)
                                                                                           --------          --------
       Total stockholder's deficit..................................................       (203,933)         (164,153)
                                                                                           --------          --------

       Total liabilities and stockholder's deficit..................................       $249,688          $279,032
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

                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)



                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                   1998                1997
                                                                                 --------            ---------
Service and other revenue..................................................      $ 20,608            $ 14,492

System operating expense, including related party expense of $1,047 and
   $402, respectively......................................................       (13,586)            (10,062)
System selling, general and administrative expense.........................       (11,200)            (11,034)
Corporate general and administrative expense, including management fees
   to a related party of $2,360 and $188, respectively.....................        (2,464)               (283)
Depreciation and amortization..............................................       (27,961)            (17,305)
                                                                                 --------            --------
       Net operating loss..................................................       (34,603)            (24,192)

Equity in losses of affiliated companies...................................          (485)               (366)
Interest income............................................................           185                 216
Interest expense, including related party expense of $317 and $30,
   respectively............................................................       (13,145)             (8,621)
Other expense, net.........................................................          (594)               (218)
                                                                                 --------            --------
       Net loss before minority interest...................................       (48,642)            (33,181)

Minority interest in subsidiary............................................           925                  --
                                                                                 --------            --------

       Net loss............................................................      $(47,717)           $(33,181)
                                                                                 ========            ========

Basic and diluted loss per common share....................................      $  (3.44)           $  (2.39)
                                                                                 ========            ========

Weighted-average number of common shares outstanding.......................    13,864,941          13,864,941
                                                                               ==========          ==========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      3


                                                  UIH AUSTRALIA/PACIFIC, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                         (Stated in thousands, except share amounts)
                                                         (Unaudited)


                                          Common Stock        Additional      Cumulative
                                      -------------------      Paid-In        Translation       Accumulated
                                        Shares     Amount      Capital        Adjustments         Deficit        Total
                                      ----------   ------     ----------      -----------       -----------    ---------
Balances, December 31, 1997.........  13,864,941    $139       $139,621        $(28,964)        $(274,949)     $(164,153)

Capital contributions from parent...          --      --          5,826              --                --          5,826
Change in cumulative translation
   adjustments......................          --      --             --           2,111                --          2,111
Net loss............................          --      --             --              --           (47,717)       (47,717)
                                      ----------    ----       --------        --------         ---------      ---------

Balances, March 31, 1998............  13,864,941    $139       $145,447        $(26,853)        $(322,666)     $(203,933)
                                      ==========    ====       ========        ========         =========      =========











         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              4


                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)
                                                       (Unaudited)
                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                            --------------------------
                                                                                              1998              1997
                                                                                            --------          --------
Cash flows from operating activities:
Net loss................................................................................    $(47,717)         $(33,181)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization........................................................      27,961            17,305
   Equity in losses of affiliated companies.............................................         485               366
   Minority interest share of losses....................................................        (925)               --
   Accretion of interest on senior notes and amortization of deferred financing costs...      11,695             8,524
   Increase in subscriber receivables...................................................         (95)             (691)
   Decrease (increase) in related party receivables.....................................         118              (379)
   Increase in other assets.............................................................        (601)           (1,379)
   Increase in technical assistance agreement payables..................................         991               397
   Increase in accounts payable, accrued liabilities and other..........................         662             8,859
                                                                                            --------          --------

Net cash flows used in operating activities.............................................      (7,426)             (179)
                                                                                            --------          --------
Cash flows from investing activities:
Purchase of short-term investments......................................................          --            (3,256)
Sale of short-term investments..........................................................      12,325            21,896
Investments in and advances to affiliated companies and other investments...............         (51)               --
Purchase of property, plant and equipment...............................................     (18,354)          (12,886)
Decrease in construction payables.......................................................      (1,389)          (20,888)
                                                                                            --------          --------

Net cash flows used in investing activities.............................................      (7,469)          (15,134)
                                                                                            --------          --------
Cash flows from financing activities:
Capital contributions from parent.......................................................       3,668                --
Borrowing on related party payables to parent...........................................          --             1,312
Deferred financing costs................................................................          --               472
Borrowing on other debt.................................................................         624                --
Payment on capital leases and other debt................................................        (187)             (348)
                                                                                            --------          --------

Net cash flows provided by financing activities.........................................       4,105             1,436
                                                                                            --------          --------

Effect of exchange rates on cash........................................................         366            (1,029)
                                                                                            --------          --------
Decrease in cash and cash equivalents...................................................     (10,424)          (14,906)
Cash and cash equivalents, beginning of period..........................................      12,344            19,220
                                                                                            --------          --------
Cash and cash equivalents, end of period................................................    $  1,920          $  4,314
                                                                                            ========          ========

Non-cash investing and financing activities:
   Non-cash capital contribution from parent............................................    $  2,158          $     --
                                                                                            ========          ========
   Decrease in unrealized loss on investment............................................    $     --          $    266
                                                                                            ========          ========
   Assets acquired with capital leases..................................................    $     77          $    310
                                                                                            ========          ========

Supplemental cash flow disclosures:
   Cash received for interest...........................................................    $    224          $    281
                                                                                            ========          ========
   Cash paid for interest...............................................................    $  1,132          $     --
                                                                                            ========          ========

          The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            5

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1998
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

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

     The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of March 31, 1998.

            ********************************************************
            *                        UIH                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *    United International Properties, Inc. ("UIPI")    *
            ********************************************************
                                      *
                               98%    *
                                      *
            ********************************************************
            *                        UAP                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *                   The Company                        *
            ********************************************************
                                      *
                                      *
                                      *
            ********************************************************
            *                                                      *
            * CTV Pty Limited ("CTV") and STV Pty Limited          *
            *  ("STV")(collectively, "Austar")(Australia)(1)  100% *
            * Austar Satellite Pty Limited                         *
            *  ("Austar Satellite")(Australia)                100% *
            * United Wireless Pty Limited                          *
            *  ("United Wireless")(Australia)                 100% *
            * Telefenua S.A. ("Telefenua")(Tahiti)(2)          90% *
            * Saturn Communications Limited                        *
            *  ("Saturn")(New Zealand)                         65% *
            * XYZ Entertainment Pty Limited                        *
            *  ("XYZ Entertainment")(Australia)                25% *
            *                                                      *
            ********************************************************

     (1) The Company holds an effective 100% economic interest in Austar through a combination of ordinary and convertible debentures.
     (2) The Company owns an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's investments to date relate to its investment in Austar, which is comprised primarily of multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. If additional capital financings are not available to continue to connect new customers at Austar, the Company's revenues will decline and the current net operating loss will increase over time due to customer disconnections, which are normally experienced in connection with multi-channel television operations. In order to complete the anticipated build-out of Austar and the Company's other projects, the Company will need a significant amount of additional capital, which is not currently available.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of March 31, 1998, the Company had a net working capital deficit of $23,390, excluding related party payables of $2,806, which are primarily due to UIH. Due to the nature of the operation, the Company is able to slow the rate of subscriber connections at Austar and network construction at the Company's other projects to adjust to the level of funding sources that are available. The Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premises equipment, which are controllable by the Company based upon the rate of new subscriber connections. However, the Company needs to continue the present rate of new subscriber connections to offset current churn rates at Austar. The Company is currently in the process of seeking additional sources of funds, which could include private equity, bank and/or public debt and the sale of certain non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1999.

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest. Austar, Saturn, Telefenua and United Wireless were consolidated for all periods presented. In November 1997, the Company formed Austar Satellite and began consolidating its operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. For a more complete understanding of the Company's financial position and results of its operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

     The Company accounts for its investment in XYZ Entertainment under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of XYZ Entertainment includes the amortization of basis differences related to the excess of cost over net tangible assets acquired.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber premises equipment and capitalized installation labor are depreciated over three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. Depreciation expense is computed using the straight-line method over the estimated useful lives shown below:

                                                                       Average
                                                                        Life
                                                                       -------

     Subscriber premises equipment and converters..............            3
     MMDS distribution facilities..............................         5-10
     Cable distribution networks...............................         5-10
     Office equipment, furniture and fixtures..................         3-10
     Buildings and leasehold improvements......................         6-10
     Other.....................................................          3-5

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

COMPREHENSIVE INCOME

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective January 1, 1998. For the three months ended March 31, 1998 and 1997, the Company's only components of other comprehensive income were the changes in cumulative translation adjustments and the change in unrealized loss on investment (see Note 6).

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rate in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's deficit.

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

NEW ACCOUNTING PRINCIPLE

     The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. The Company is in the process of determining whether the adoption of this standard will have an impact on its reported results of operations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to XYZ Entertainment are as follows:

                                                    Investments in       Cumulative Equity        Cumulative
                                                    and Advances to         in Losses of          Translation
                                                  Affiliated Company     Affiliated Company       Adjustments        Total
                                                  ------------------     ------------------       -----------        -----
       As of:
         March 31, 1998...................            $19,095(1)             $(19,205)                $110           $ --
                                                      =======                ========                 ====           ====
         December 31, 1997................            $18,610(1)             $(18,720)                $110           $ --
                                                      =======                ========                 ====           ====

       (1) Includes an accrued funding obligation of $841 and $406 at March 31, 1998 and December 31, 1997, respectively. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   PROPERTY, PLANT AND EQUIPMENT

     Detail of property, plant and equipment is as follows:

                                                                                           As of             As of
                                                                                         March 31,       December 31,
                                                                                           1998              1997
                                                                                         ---------       ------------
     Subscriber premises equipment and converters...............................         $165,513          $160,413
     MMDS distribution facilities...............................................           56,585            55,093
     Cable distribution networks................................................           25,691            16,770
     Office equipment, furniture and fixtures...................................           11,921            10,813
     Buildings and leasehold improvements.......................................            6,520             5,647
     Other......................................................................           12,328            12,544
                                                                                         --------          --------
                                                                                          278,558           261,280
           Accumulated depreciation.............................................         (102,235)          (78,179)
                                                                                         --------          --------
           Net property, plant and equipment....................................         $176,323          $183,101
                                                                                         ========          ========

5.   SENIOR DISCOUNT NOTES AND OTHER DEBT

     Senior discount notes and other debt consists of the following:

                                                                                           As of            As of
                                                                                         March 31,       December 31,
                                                                                           1998             1997
                                                                                         ---------       ------------
     May 1996 Notes (as defined below), net of unamortized discount.............         $288,969          $278,662
     September 1997 Notes (as defined below), net of unamortized discount.......           31,339            30,461
     Austar Bank Facility (as defined below)....................................           72,809            71,531
     Vendor financed equipment at Saturn........................................            4,122             3,730
     Capitalized lease obligations..............................................            3,361             3,441
     Mortgage note, interest at 7.548%, 7-year term.............................            1,017             1,094
                                                                                         --------          --------
                                                                                          401,617           388,919
           Less current portion.................................................           (2,055)           (1,825)
                                                                                         --------          --------
                                                                                         $399,562          $387,094
                                                                                         ========          ========

     On May 14, 1996, the Company raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of 14% senior discount notes (the "May 1996 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an issuance of its capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the May 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

     On September 23, 1997, the Company received total gross proceeds of $29,925 from the private placement of $45,000 aggregate principal amount of 14% senior discount notes (the "September 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an Equity Sale. Due to this increase in interest rates, the September 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000
($155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash advance facility and (iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows (as defined), and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of March 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($72,809 converted using the March 31, 1998 exchange rate). Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90,000 term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

6.   COMPREHENSIVE INCOME

     The components of total comprehensive loss are as follows:

                                                                                      For the Three Months Ended
                                                                                                March 31,
                                                                                      --------------------------
                                                                                        1998              1997
                                                                                      --------          --------
     Net loss...................................................................      $(47,717)         $(33,181)
     Other comprehensive income (loss):
       Increase (decrease) in cumulative translation adjustments................         2,111            (1,011)
       Decrease in unrealized loss on investment................................            --               266
                                                                                      --------          --------
           Total comprehensive loss.............................................      $(45,606)         $(33,926)
                                                                                      ========          ========

7.   RELATED PARTY

     Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performed certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $750 for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or UIH for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or UIH on behalf of the Company. In December 1997, UIH began allocating corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

     Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP whereby such operating companies pay to UAP fees based on their respective gross revenues. In addition, UIH has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

     As of March 31, 1998, UIPI, the immediate parent of UAP, had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% and is due on demand.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Included in the amount due to parent is the following:

                                                                                     As of               As of
                                                                                   March 31,          December 31,
                                                                                     1998                 1997
                                                                                   ---------          ------------
     Payable to parent for management fees, interest and invoices paid by UIH
       on the Company's behalf...............................................       $1,264             $   723
     Austar technical assistance agreement obligations.......................        3,957               2,629
     Saturn technical assistance agreement obligations.......................          552                 406
     Telefenua technical assistance agreement obligations....................        2,598               2,659
     United Wireless technical assistance agreement obligations..............          496                 487
     Other...................................................................          224                  86
                                                                                    ------              ------
                                                                                     9,091               6,990
         Less current portion................................................       (2,806)             (1,596)
                                                                                    ------              ------
                                                                                    $6,285              $5,394
                                                                                    ======              =======

8.   SEGMENT INFORMATION

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

     The Company's segment information is as follows:

                                                                    As of and for the Three Months Ended
                                                                               March 31, 1998
                                                   ----------------------------------------------------------------------
                                                   Australia       New Zealand       Tahiti        Corporate      Total
                                                   ---------       -----------      --------       ---------    ---------
     Service and other revenue...................  $ 19,316         $   155         $ 1,137       $     --      $ 20,608
     Net loss....................................  $(30,996)        $(1,805)        $  (607)      $(14,309)     $(47,717)
     Total assets................................  $193,969         $38,922         $10,739       $  6,058      $249,688

                                                                         For the Three Months Ended
                                                                               March 31, 1997
                                                   ----------------------------------------------------------------------
                                                   Australia       New Zealand       Tahiti        Corporate      Total
                                                   ---------       -----------      --------       ---------    ---------
     Service and other revenue...................  $ 13,493         $    83          $ 916         $    --      $ 14,492
     Net loss....................................  $(21,719)        $(1,696)         $(537)        $(9,229)     $(33,181)

9.   SUBSEQUENT EVENT

     In May 1998, Australis Media Limited ("Australis"), a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership, Optus Communications Pty Limited ("Optus") has purportedly terminated its lease on two transponders currently used by Australis to distribute its programming to both Australis and Austar subscribers. In addition, franchise agreements pursuant to which Austar purchases programming from Australis may be terminated by Austar or Australis. Finally, Austar's management believes that programming arrangements between Australis and certain of its programming providers may be terminated by as early as May 15, 1998.

     As of May 15, 1998, Austar continued to receive signal from Australis with little disruption in service, although this is not expected to continue. Austar has anticipated the foregoing events and has arranged for suitable contingency plans relating to both the distribution of signal and the purchase of the same or substantially similar programming. Austar has entered into agreements with both Optus and Foxtel Management Pty Limited ("Foxtel") which address the issues of continued signal propagation and continued access to current as well as new programming for Austar. As of May 15, 1998, however, these arrangements had not been implemented since Australis was still providing programming to Austar and certain of these arrangements are conditional upon termination of the franchise agreements.

     Under the terms of the Austar Bank Facility, the termination of Austar's franchise agreements is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar has received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, subject to its contingency arrangements taking effect, there will be no material adverse effect to Austar.

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

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have not yet achieved the expected subscriber penetration levels anticipated with mature operating systems, the Company believes that its historical results of operations discussed herein are not indicative of the results of its future operations.

     The Company has no employees of its own. UAP, the Company's parent, provides various management, financial reporting, accounting and other services for the Company pursuant to the terms of the UAP Management Agreement. Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based, in part, on their respective gross revenues.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had invested a total of approximately $422.9 million in its projects as outlined below:

                                                                     As of
                                                                    March 31,
                                                                     1998
                                                                 --------------
                                                                 (In thousands)

         Austar............................................       $355,612(1)(2)
         Saturn............................................         28,376(1)(3)
         Telefenua.........................................         16,738
         XYZ Entertainment.................................         14,140
         United Wireless...................................          8,020
                                                                  --------
              Total........................................       $422,886
                                                                  ========

         (1) Does not include amounts contributed to Austar (approximately $11,000) and Saturn (approximately $2,920) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
         (2) Includes A$110,000 ($83,895 converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility and $28,773 paid by the Company to increase its economic interest in Austar to approximately 100%. Does not include the $29,840 of non-cash issuance of preferred stock by the Company to increase its economic interest in Austar to approximately 100%.
         (3) Does not include the $7,800 of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100% effective July 1996 or the $19,566 invested by another shareholder for its 35% interest in Saturn in July 1997.

          AUSTAR

               The Company anticipates the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added;

          (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH versus MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $50-$75 million to continue on its current expansion path for the period from April 1, 1998 to December 31, 1998 and approximately $50-$75 million for similar expansion plans for 1999. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the drawdown of the remaining amount ($59.6 million converted using the March 31, 1998 exchange rate) under the Austar Bank Facility (assuming that certain financial ratios are met, which ratios are not currently being met) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1999.

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

     The  indentures  associated  with UIH's senior  secured  discount notes due
February 2008 and the Company's May 1996 Notes and September 1997 Notes (collectively, the "Notes") place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indentures. The restrictions imposed by the UIH indentures will be eliminated upon the retirement of UIH's notes at their maturity in February 2008, and the restrictions imposed by the Company's indentures will be eliminated upon the retirement of the Company's Notes at their maturity in May 2006. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest on debentures and subordinated debt or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios.

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

     In May 1998, Australis, a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership, Optus has purportedly terminated its lease on two transponders currently used by Australis to distribute its programming to both Australis and Austar subscribers. In addition, franchise agreements pursuant to which Austar purchases programming from Australis may be terminated by Austar or Australis. Finally, Austar's management believes that programming arrangements between Australis and certain of its programming providers may be terminated by as early as May 15, 1998.

     As of May 15, 1998, Austar continued to receive signal from Australis with little disruption in service, although this is not expected to continue. Austar has anticipated the foregoing events and has arranged for suitable contingency plans relating to both the distribution of signal and the purchase of the same or substantially similar programming. Austar has entered into agreements with both Optus and Foxtel which address the issues of continued signal propagation and continued access to current as well as new programming for Austar. As of May 15, 1998, however, these arrangements had not been implemented since Australis was still providing programming to Austar and certain of these arrangements are conditional upon termination of the franchise agreements.

     Under the terms of the Austar Bank Facility, the termination of Austar's franchise agreements is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar has received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, subject to its contingency arrangements taking effect, there will be no material adverse effect to Austar.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1998

     The Company incurred a net loss during the three months ended March 31, 1998 of $47.7 million, which includes non-cash items such as depreciation and amortization expense totaling $28.0 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $11.7 million.

     Cash and cash equivalents decreased $10.4 million from $12.3 million as of December 31, 1997 to $1.9 million as of March 31, 1998. Principal sources of cash during the three months ended March 31, 1998 included net proceeds from the sale of short-term investments of $12.3 million, cash contributions from parent of $3.7 million and borrowing on other debt as well as other sources totaling $1.0 million.

     During the three months ended March 31, 1998, cash was used principally for purchases of property, plant and equipment of $18.4 million to continue the build-out of existing projects, primarily at Austar, the funding of operating activities of $7.4 million, a decrease in construction payables of $1.4 million and the payment on capital leases and other debt of $0.2 million during the period.

FOR THE THREE MONTHS ENDED MARCH 31, 1997

     The Company incurred a net loss during the three months ended March 31, 1997 of $33.2 million, which includes non-cash items such as depreciation and amortization expense totaling $17.3 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $8.5 million.

     Cash and cash equivalents decreased $14.9 million from $19.2 million as of December 31, 1996 to $4.3 million as of March 31, 1997. Principal sources of cash during the three months ended March 31, 1997 included net proceeds from the net decrease in short-term investments of $18.6 million, borrowings from parent of $1.3 million and deferred financing costs of $0.5 million.

     During the three months ended March 31, 1997, cash was used principally for a decrease in construction payables of $20.9 million, the purchase of property, plant and equipment of $12.9 million to construct Austar's and Telefenua's systems, the payment of capital leases and other debt as well as other uses totaling $1.3 million and the funding of operating activities of $0.2 million during the period.

RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $6.1 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                          For the Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
                                                                            1998              1997
                                                                          --------          --------
                                                                                (In thousands)
          Austar ................................................         $19,199            $13,469
          Saturn ................................................             155                 83
          Telefenua..............................................           1,137                916
          United Wireless........................................             117                 24
                                                                          -------            -------
                 Total service and other revenue.................         $20,608            $14,492
                                                                          =======            =======

          AUSTAR

               Service and other revenue for Austar increased $5.7 million, or 42.2%, from $13.5 million for the three months ended March 31, 1997 to $19.2 million for the three months ended March 31, 1998. This increase was primarily due to subscriber growth (199,955 at March 31, 1998 compared to 129,156 at March 31, 1997) as Austar continues to roll-out its services.

SYSTEM OPERATING EXPENSE. System operating expense increased $3.5 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                      1998              1997
                                                                    --------          --------
                                                                          (In thousands)
          Austar ..............................................      $10,191           $ 8,467
          Saturn ..............................................        1,263               727
          Telefenua............................................          561               426
          United Wireless......................................          363               442
          Other  ..............................................        1,208                --
                                                                     -------           -------
                 Total system operating expense................      $13,586           $10,062
                                                                     =======           =======

          AUSTAR

               Operating expense for Austar increased $1.7 million, or 20.0%, from $8.5 million for the three months ended March 31, 1997 to $10.2 million for the three months ended March 31, 1998. This increase was primarily due to an increase in satellite programming fees and copyright costs, which corresponds to the increase in subscribers and additional basic programming services; an increase in salaries and benefits related to the additional personnel necessary to support Austar's launch of local and state offices in its markets; and an increase in customer subscriber management expenses related to volume increases in telephone, billing and collections costs. The remainder of the increase related to increases in system travel, maintenance, vehicle costs and management fees.

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

          SATURN

               For the three months ended March 31, 1998, the Company reported system operating expense from Saturn of $1.3 million, an increase of $0.6 million, or 85.7%, compared with system operating expense of $0.7 million for the corresponding period in 1997. This increase was primarily due to an increase in personnel expenses in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area.

          OTHER

               In September 1997, the Company commenced transponder fee payments for a satellite service fee of approximately $0.4 million per month as part of its five-year agreement with Optus Networks Pty Limited. The Company expects to launch programming services on the satellite during 1998.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $0.2 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                        1998              1997
                                                                      --------          --------
                                                                            (In thousands)
          Austar ..............................................       $ 9,573           $ 9,526
          Saturn ..............................................           828               650
          Telefenua............................................           517               473
          United Wireless......................................           282               385
                                                                      -------           -------
                 Total system selling, general
                  and administrative expense...................       $11,200           $11,034
                                                                      =======           =======

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $2.2 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year. This increase was primarily due to an increase in the allocation of UIH corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $10.7 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                      1998              1997
                                                                    --------          --------
                                                                          (In thousands)
          Austar ..............................................      $26,881           $16,503
          Saturn ..............................................          552               395
          Telefenua............................................          369               240
          United Wireless......................................          159               167
                                                                     -------           -------
                 Total depreciation and amortization expense...      $27,961           $17,305
                                                                     =======           =======

          AUSTAR

               Deprecation and amortization expense from Austar increased $10.4 million, or 63.0%, from $16.5 million for the three months ended March 31, 1997 to $26.9 million for the three months ended March 31, 1998. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects.

EQUITY IN LOSSES OF AFFILIATED COMPANIES. The Company experienced an increase in equity in losses from XYZ Entertainment of $0.1 million from $0.4 million for the three months ended March 31, 1997 to $0.5 million for the three months ended March 31, 1998.

INTEREST EXPENSE. Interest expense increased $4.5 million for the three months ended March 31, 1998 compared to the amount for the corresponding period in the prior year. This increase was primarily due to greater accretion of interest on the Notes, which was caused by the additional accretion of interest on the September 1997 Notes and the increase of the interest rate to 14.75% compounded semi-annually compared to 14% in the prior year interim period. In addition, interest expense related to the Austar Bank Facility, which was secured in July 1997, was $1.5 million for the three months ended March 31, 1998.

FORWARD-LOOKING STATEMENTS

     Certain   statements  in  this  report  may   constitute   "forward-looking
statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, such as matters relative to the effect on Austar of Australis being placed into receivership in Australia and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the availability of programming to replace that supplied by Australis and of suitable means to distribute signal to subscribers and other factors referenced in this report.

                           PART II - OTHER INFORMATION
                           ---------------------------

                           ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

     The following tables set forth certain unaudited operating data:

                                                                                   As of
                                                                               March 31, 1998
                                                 ----------------------------------------------------------------------------
                                                 Television
                                                  Homes in                                                          Economic
                                                  Service         Homes            Basic             Basic          Ownership
     Operating System                               Area       Serviceable      Subscribers       Penetration       Interest
     ----------------                            ----------    -----------      -----------       -----------       ---------
     Austar.............................         1,635,000      1,589,000         199,955            12.6%           100%(3)
     Saturn.............................           141,000         23,780           3,245            13.6%            65%
     Telefenua..........................            31,000         20,128           6,104            30.3%            90%(4)
     XYZ Entertainment..................               N/A(1)         N/A         577,476(2)           N/A            25%
                                                 ---------      ---------         -------
           Total........................         1,807,000      1,632,908         786,780
                                                 =========      =========         =======

                                                                                   As of
                                                                               March 31, 1997
                                                 ----------------------------------------------------------------------------
                                                 Television
                                                  Homes in                                                          Economic
                                                  Service         Homes            Basic             Basic          Ownership
     Operating System                               Area       Serviceable      Subscribers       Penetration       Interest
     ----------------                            ----------    -----------      -----------       -----------       ---------
     Austar.............................         1,622,000      1,571,000         129,156             8.2%           100%(3)
     Saturn.............................           141,000         16,281           2,052            12.6%           100%
     Telefenua..........................            31,000         19,584           5,537            28.3%            90%(4)
     XYZ Entertainment..................               N/A(1)         N/A         390,000(2)          N/A             25%
                                                 ---------      ---------         -------
           Total........................         1,794,000      1,606,865         526,745
                                                 =========      =========         =======

(1) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers, including Austar, Australis, Foxtel and East Coast Television Pty Limited.
(2) This figure represents the total estimated subscribers to the eight-channel Galaxy package to which XYZ Entertainment supplies four channels. In addition, XYZ Entertainment launched a fifth channel, the Lifestyle Channel, on September 1, 1997.
(3) The Company holds an effective 100% interest in Austar through a combination of ordinary and convertible debentures.
(4) The Company holds an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1     Financial Data Schedule



(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:      May 15, 1998
           -------------------------------------

By:        /S/ J. Timothy Bryan
           -------------------------------------
           J. Timothy Bryan
           Chief Financial Officer and Treasurer
           (A Duly Authorized Officer and Principal Financial Officer)