Form 10-Q
period 1998-06-30
UIH AUSTRALIA PACIFIC INC
filed 1998-08-13
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ----------
                          Commission File No. 333-05017

                           UIH Australia/Pacific, Inc.
             (Exact name of Registrant as specified in its charter)

       State of Colorado                                        84-1341958
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    4643 South Ulster Street, #1300
         Denver, Colorado                                           80237
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


     The Company has no publicly-traded shares of capital stock. As of August 13, 1998, the Company had 13,864,941 shares of common stock outstanding.

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
                                              ------------------------------


Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 (Unaudited)..............     2

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998
         and 1997 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Six Months Ended June 30, 1998
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997
         (Unaudited).........................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     13
------


                                               PART II - OTHER INFORMATION
                                               ---------------------------


Item 5 - Other Information...................................................................................     19
------

Item 6 - Exhibits and Reports on Form 8-K....................................................................     19
------


                                               UIH AUSTRALIA/PACIFIC, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)


                                                                                            As of             As of
                                                                                           June 30,        December 31,
                                                                                             1998             1997
                                                                                           --------       -------------
ASSETS
Current assets
   Cash and cash equivalents........................................................       $  4,118         $ 12,344
   Restricted cash..................................................................            258              420
   Short-term investments...........................................................             --           12,325
   Subscriber receivables...........................................................          3,567            2,548
   Related party receivables........................................................          1,329            1,942
   Other receivables................................................................          1,592            1,220
   Prepaids.........................................................................          1,958            1,468
   Other current assets.............................................................            568              717
                                                                                           --------         --------
       Total current assets.........................................................         13,390           32,984

Property, plant and equipment, net of accumulated depreciation of $115,280 and
   $78,179, respectively............................................................        163,434          183,101
License fees, net of accumulated amortization of $4,449 and $3,773, respectively....          4,641            5,691
Goodwill, net of accumulated amortization of $10,010 and $8,044, respectively.......         42,139           43,017
Deferred financing costs, net of accumulated amortization of $2,243 and $1,306,
   respectively.....................................................................         12,258           13,393
Other non-current assets, net.......................................................             25              846
                                                                                           --------         --------
       Total assets.................................................................       $235,887         $279,032
                                                                                           ========         ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Accounts payable and accrued liabilities, including related party payables of
     $3,999 and $1,596, respectively................................................       $ 26,519         $ 25,023
   Construction payables............................................................          1,916            6,008
   Related party note payable.......................................................          4,999            4,999
   Current portion of long-term debt................................................          2,615            1,825
                                                                                           --------         --------
       Total current liabilities....................................................         36,049           37,855

Due to parent.......................................................................          7,320            5,394
Senior discount notes and other debt................................................        407,314          387,094
Other long-term liabilities.........................................................          1,493            1,426
                                                                                           --------         --------
       Total liabilities............................................................        452,176          431,769
                                                                                           --------         --------

Minority interest in subsidiary.....................................................         11,813           11,416
                                                                                           --------         --------

Stockholder's deficit
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
     outstanding....................................................................             --               --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 shares
     issued and outstanding.........................................................            139              139
   Additional paid-in capital.......................................................        175,498          139,621
   Cumulative translation adjustments...............................................        (30,847)         (28,964)
   Accumulated deficit..............................................................       (372,892)        (274,949)
                                                                                           --------         --------
       Total stockholder's deficit..................................................       (228,102)        (164,153)
                                                                                           --------         --------
       Total liabilities and stockholder's deficit..................................       $235,887         $279,032
                                                                                           ========         ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            2

                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)
                                                      (Unaudited)

                                                         For the Three Months Ended           For the Six Months Ended
                                                                   June 30,                           June 30,
                                                         ---------------------------         -------------------------
                                                           1998              1997              1998             1997
                                                         ---------        ----------         --------          -------
Service and other revenue.............................  $   20,570        $   16,219        $   41,178        $   30,711

System operating expense, including related party
   expense of $1,185, $919, $2,232 and $1,321,
   respectively.......................................     (19,021)          (11,807)          (32,607)          (21,869)
System selling, general and administrative expense....     (12,864)          (11,771)          (24,064)          (22,805)
Corporate general and administrative expense,
   including related party expense of $1,987, $197,
   $4,347 and $385, respectively......................      (2,064)             (293)           (4,528)             (576)
Depreciation and amortization.........................     (23,930)          (18,431)          (51,891)          (35,736)
                                                        ----------         ---------        ----------        ----------
       Net operating loss.............................     (37,309)          (26,083)          (71,912)          (50,275)

Equity in income (losses) of affiliated companies,
   net................................................         955            (1,077)              470            (1,443)
Interest income, including related party income of
   $155, $268, $309 and $533, respectively............         222               331               560               812
Interest expense, including related party expense of
   $462, $316, $932 and $611, respectively............     (14,423)          (10,109)          (27,721)          (18,995)
Other expense, net....................................        (811)             (549)           (1,405)             (767)
                                                        ----------        ----------        ----------        ----------
       Net loss before minority interest..............     (51,366)          (37,487)         (100,008)          (70,668)

Minority interest in subsidiary.......................       1,140                --             2,065                --
                                                        ----------        ----------        ----------        ----------
       Net loss.......................................  $  (50,226)       $  (37,487)       $  (97,943)       $  (70,668)
                                                        ==========        ==========        ==========        ==========

Basic and diluted loss per common share...............  $    (3.62)       $    (2.70)       $    (7.06)       $    (5.10)
                                                        ==========        ==========        ==========        ==========

Weighted-average number of common shares
   outstanding........................................  13,864,941        13,864,941        13,864,941        13,864,941
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

                                                      UIH AUSTRALIA/PACIFIC, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                             (Stated in thousands, except share amounts)
                                                              (Unaudited)


                                           Common Stock         Additional      Cumulative
                                       ---------------------     Paid-In        Translation        Accumulated
                                        Shares       Amount      Capital        Adjustments          Deficit        Total
                                       --------     --------    ----------      -----------        -----------    ---------
Balances, January 1, 1998...........   13,864,941     $139       $139,621        $(28,964)         $(274,949)     $(164,153)

Capital contributions from parent...           --       --         35,877              --                 --         35,877
Change in cumulative translation
   adjustments......................           --       --             --          (1,883)                --         (1,883)
Net loss............................           --       --             --              --            (97,943)       (97,943)
                                       ----------     ----       --------        --------          ---------      ---------
Balances, June 30, 1998.............   13,864,941     $139       $175,498        $(30,847)         $(372,892)     $(228,102)
                                       ==========     ====       ========        ========          =========      =========























          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            4


                                               UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)
                                                       (Unaudited)
                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                             1998              1997
                                                                                           --------          --------
Cash flows from operating activities:
Net loss..............................................................................     $(97,943)         $(70,668)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization......................................................       51,891            35,736
   Equity in (income) losses of affiliated companies, net.............................         (470)            1,443
   Allocation of expense accounted for as capital contributions by parent.............        3,932                --
   Minority interest share of losses..................................................       (2,065)               --
   Accretion of interest on senior discount notes and amortization of
     deferred financing costs.........................................................       23,786            17,948
   Increase in subscriber receivables.................................................       (1,201)             (326)
   Increase in related party receivables..............................................         (315)             (425)
   Increase in other assets...........................................................       (2,326)           (2,103)
   Increase in related party payables.................................................        5,632             2,966
   Increase in accounts payable, accrued liabilities and other........................        1,292             6,903
                                                                                           --------          --------
Net cash flows from operating activities..............................................      (17,787)           (8,526)
                                                                                           --------          --------

Cash flows from investing activities:
Purchase of short-term investments....................................................           --            (3,663)
Proceeds from sale of short-term investments..........................................       12,325            22,303
Restricted cash released..............................................................          127                --
Investments in and advances to affiliated companies and other investments.............         (343)           (1,138)
Purchase of property, plant and equipment.............................................      (37,757)          (41,776)
Decrease in construction payables.....................................................       (3,912)          (28,163)
                                                                                           --------          --------
Net cash flows from investing activities..............................................      (29,560)          (52,437)
                                                                                           --------          --------

Cash flows from financing activities:
Capital contributions from parent.....................................................       31,945                --
Cash contributed from minority interest partner.......................................        3,533                --
Borrowing on related party payables to parent.........................................           --            11,633
Deferred financing costs..............................................................           --            (1,502)
Borrowing on other debt...............................................................        2,779            39,286
Payment on capital leases and other debt..............................................         (323)             (777)
                                                                                           --------          --------
Net cash flows from financing activities..............................................       37,934            48,640
                                                                                           --------          --------

Effect of exchange rates on cash......................................................        1,187               (38)
                                                                                           --------          --------

Decrease in cash and cash equivalents.................................................       (8,226)          (12,361)
Cash and cash equivalents, beginning of period........................................       12,344            19,220
                                                                                           --------          --------
Cash and cash equivalents, end of period..............................................     $  4,118          $  6,859
                                                                                           ========          ========

Non-cash investing and financing activities:
   Decrease in unrealized loss on investment..........................................     $     --          $   (295)
                                                                                           ========          ========
   Assets acquired with capital leases................................................     $    194          $     --
                                                                                           ========          ========
Supplemental cash flow disclosures:
   Cash received for interest.........................................................     $    259          $    329
                                                                                           ========          ========
   Cash paid for interest.............................................................     $  2,512          $    205
                                                                                           ========          ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            5

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1998
                     (Monetary amounts stated in thousands)
                                   (Unaudited)


1.   ORGANIZATION AND NATURE OF OPERATIONS

     UIH Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect 98%-owned subsidiary of United International Holdings, Inc. ("UIH"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

     The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of June 30, 1998.

            ********************************************************
            *                        UIH                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *    United International Properties, Inc. ("UIPI")    *
            ********************************************************
                                      *
                               98%    *
                                      *
            ********************************************************
            *                        UAP                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *                   The Company                        *
            ********************************************************
                                      *
                                      *
                                      *
            ********************************************************
            * AUSTRALIA:                                           *
            *  CTV Pty Limited ("CTV") and STV Pty Limited         *
            *   ("STV")(collectively, "Austar")(1)            100% *
            *  Austar Satellite Pty Limited                        *
            *   ("Austar Satellite")                          100% *
            *  United Wireless Pty Limited                         *
            *   ("United Wireless")                           100% *
            *  XYZ Entertainment Pty Limited                       *
            *  ("XYZ Entertainment")                           25% *
            * NEW ZEALAND:                                         *
            *  Saturn Communications Limited ("Saturn")        65% *
            * TAHITI:                                              *
            *  Telefenua S.A. ("Telefenua")(2)                 90% *
            ********************************************************

     (1) The Company holds an effective 100% economic interest in Austar through a combination of ordinary shares and convertible debentures.
     (2) The Company owns an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's investments to date relate to its investment in Austar, which is comprised primarily of multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. If additional capital financings are not available to continue to connect new customers at Austar, the Company's revenues will decline and the current net operating loss will increase over time due to customer disconnections, which are normally experienced in connection with multi-channel television operations. In order to expand the customer base of Austar and build-out the Company's other projects, the Company will need a significant amount of additional capital, which is not currently available.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of June 30, 1998, the Company had a net working capital deficit of $13,661, excluding related party payables of $8,998, which are primarily due to UIH. Due to the nature of the operation, the Company is able to slow the rate of subscriber connections at Austar and network construction at the Company's other projects to adjust to the level of funding sources that are available. The Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premises equipment, which are controllable by the Company based upon the rate of new subscriber connections. However, the Company needs to continue the present rate of new subscriber connections to offset current churn rates at Austar. The Company is currently in the process of seeking additional sources of funds, which could include private equity, bank and/or public debt and the sale of certain non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least mid-1999.

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

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. For a more complete understanding of the Company's financial position and results of its operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

     The Company accounts for its investment in XYZ Entertainment under the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of XYZ Entertainment includes the amortization of the excess of its cost over its percentage interest in XYZ Entertainment's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. With respect to the Company's MMDS and DTH operations, all subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a MMDS or DTH subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. MMDS distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years.

     With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant and/or the term of the license agreement. All installation fees and related costs with respect to reconnects are recognized in the period in which the reconnection occurs.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Office   equipment,   furniture  and  fixtures,   buildings  and  leasehold
improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

COMPREHENSIVE LOSS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise (i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective January 1, 1998. For the three and six months ended June 30, 1998 and 1997, the Company's only components of other comprehensive income (loss) were the changes in cumulative translation adjustments and the change in unrealized loss on investment (see Note 7).

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

     Cash flows from the Company's operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not agree to changes in the corresponding balances on the condensed consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   JOINT VENTURE

     In May 1998, Australis Media Limited ("Australis"), a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership and the subsequent termination of various agreements on May 20, 21 and 22, 1998, Australis ceased to be a provider of programming and signal to Austar.

     On May 19, 1998, Austar entered into a 50/50 joint venture with Optus Vision Pty Limited ("Optus") for the ownership and operation of a satellite distribution platform. As of May 21, 1998, this platform was fully operational. In addition, Austar has signed agreements with Foxtel Management Pty Limited ("Foxtel") under which it will be provided with several channels currently carried by Austar, including the eight-channel programming package which is the most widely-distributed programming package in Australia (the "Core Package"). These developments have caused only minor disruptions or changes in service to Austar's existing customer base.

     Also as of May 19, 1998, Austar was granted additional programming rights by Optus which would permit the carriage of certain channels of programming not previously available to Austar. The specific packages of service to be offered by Austar pursuant to these arrangements have not yet been concluded, and Austar was not carrying any of Optus' programming as of June 30, 1998.

     Under the terms of the senior syndicated term debt facility in the amount of Australian $("A$")200,000 ($123,877 as of June 30, 1998) (the "Austar Bank

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility"), the termination of Austar's franchise agreements with Australis is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, based upon its successful migration to the signal platform and programming agreements described above, there will be no such material adverse effect.

4. INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                               Investments in         Cumulative Equity       Cumulative
                                               and Advances to          in Losses of          Translation
                                             Affiliated Company      Affiliated Company       Adjustments       Total
                                             ------------------      ------------------       -----------       -----
       As of:
         June 30, 1998....................         $18,140                $(18,250)              $110           $ --
                                                   =======                ========               ====           ====
         December 31, 1997................         $18,610(1)             $(18,720)              $110           $ --
                                                   =======                ========               ====           ====

       (1) Includes an accrued funding obligation of $406 at December 31, 1997. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                          As of              As of
                                                                                         June 30,         December 31,
                                                                                           1998               1997
                                                                                        ---------         -----------
     Subscriber premises equipment and converters...............................        $ 165,853          $160,413
     MMDS distribution facilities...............................................           54,290            55,093
     Cable distribution networks................................................           26,644            16,770
     Office equipment, furniture and fixtures...................................           12,671            10,813
     Buildings and leasehold improvements.......................................            6,366             5,647
     Other......................................................................           12,890            12,544
                                                                                        ---------          --------
                                                                                          278,714           261,280
           Accumulated depreciation.............................................         (115,280)          (78,179)
                                                                                        ---------          --------
           Net property, plant and equipment....................................        $ 163,434          $183,101
                                                                                        =========          ========

6.   SENIOR DISCOUNT NOTES AND OTHER DEBT

                                                                                          As of              As of
                                                                                        June 30,         December 31,
                                                                                          1998               1997
                                                                                        --------         ------------
     May 1996 Notes (as defined below), net of unamortized discount............         $299,652           $278,662
     September 1997 Notes (as defined below), net of unamortized discount.......          32,257             30,461
     Austar Bank Facility.......................................................          68,132             71,531
     Vendor financed equipment at Saturn........................................           5,881              3,730
     Capitalized lease obligations..............................................           3,010              3,441
     Mortgage note, interest at 7.548%, 7-year term.............................             997              1,094
                                                                                        --------           --------
                                                                                         409,929            388,919
           Less current portion.................................................          (2,615)            (1,825)
                                                                                        --------           --------
                                                                                        $407,314           $387,094
                                                                                        ========           ========

MAY 1996 14% SENIOR DISCOUNT NOTES

     The Company's 14% senior notes that were issued in May 1996 at a discount from their principal amount of $443,000 (the "May 1996 Notes") had an accreted value of $299,652 as of June 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an issuance of

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its capital stock resulting in gross proceeds to the Company of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the May 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

SEPTEMBER 1997 14% SENIOR DISCOUNT NOTES

     The Company's 14% senior notes that were issued in September 1997 at a discount from their principal amount of $45,000 (the "September 1997 Notes") had an accreted value of $32,257 as of June 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as the Company consummates an Equity Sale. Due to this increase in interest rates, the September 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

AUSTAR BANK FACILITY

     In July 1997, Austar secured the Austar Bank Facility to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows (as defined), and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. As of June 30, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($68,132 converted using the June 30, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90,000 term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

7.   COMPREHENSIVE LOSS

                                                          For the Three Months Ended          For the Six Months Ended
                                                                   June 30,                           June 30,
                                                          --------------------------          ------------------------
                                                            1998              1997              1998            1997
                                                          ---------         --------          --------        --------
     Net loss..........................................   $(50,226)         $(37,487)         $(97,943)       $(70,668)
     Other comprehensive loss
       Change in cumulative translation adjustments....     (3,994)           (2,382)           (1,883)         (3,393)
       Change in unrealized loss on investment.........         --              (561)               --            (295)
                                                          --------          --------          --------         -------
           Total comprehensive loss....................   $(54,220)         $(40,430)         $(99,826)       $(74,356)
                                                          ========          ========          ========        ========

8.   RELATED PARTY

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

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     As of June 30, 1998, UIPI, the immediate parent of UAP, had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% per annum and is due on demand. In addition, for the six months ended June 30, 1998, UAP invested $31,945 into the Company in the form of capital contributions.

     Included in the amount due to parent is the following:

                                                                                    As of                As of
                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                   --------           ------------
     Austar technical assistance agreement obligations.......................      $ 5,015              $ 2,629
     Telefenua technical assistance agreement obligations....................        2,894                2,659
     Saturn technical assistance agreement obligations.......................          716                  406
     United Wireless technical assistance agreement obligations..............          549                  487
     Payable to parent for management fees, interest and invoices paid by UIH
       on the Company's behalf...............................................        1,477                  723
     Other...................................................................          668                   86
                                                                                   -------              -------
                                                                                    11,319                6,990
         Less current portion................................................       (3,999)              (1,596)
                                                                                   -------              -------
                                                                                   $ 7,320              $ 5,394
                                                                                   =======              =======

9.   SEGMENT INFORMATION

     The Company's reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are managed separately because each country presents different marketing strategies and technology issues as well as distinct economic  climates  and  regulatory  constraints.  The Company has  selected the following reportable segments: (i) Australia, including the Company's investments in Austar, Austar Satellite and United Wireless, (ii) New Zealand, including the Company's investment in Saturn, (iii) Tahiti, including the Company's investment in Telefenua and (iv) Corporate, including various holding companies and consolidating eliminations.

                                                                    As of and for the Three Months Ended
                                                                                June 30, 1998
                                                   -----------------------------------------------------------------------
                                                   Australia     New Zealand      Tahiti        Corporate          Total
                                                   ---------     -----------     --------       ----------       ---------
     Service and other revenue...................  $ 19,218        $   260       $ 1,122        $    (30)        $ 20,570
     Net loss....................................  $(34,469)       $(2,202)      $  (666)       $(12,889)        $(50,226)
     Total assets................................  $176,037        $46,179       $10,560        $  3,111         $235,887

                                                                         For the Three Months Ended
                                                                                June 30, 1997
                                                   -----------------------------------------------------------------------
                                                   Australia     New Zealand      Tahiti        Corporate          Total
                                                   ---------     -----------     --------       ----------       ---------
     Service and other revenue...................  $ 15,162        $    98       $   959        $     --         $ 16,219
     Net loss....................................  $(23,793)       $(2,485)      $  (923)       $(10,286)        $(37,487)

                                                                          For the Six Months Ended
                                                                                June 30, 1998
                                                   -----------------------------------------------------------------------
                                                   Australia     New Zealand      Tahiti        Corporate          Total
                                                   ---------     -----------     --------       ---------        ---------
     Service and other revenue...................  $ 38,534        $   415       $ 2,259        $    (30)        $ 41,178
     Net loss....................................  $(65,465)       $(4,007)      $(1,273)       $(27,198)        $(97,943)

                                                                          For the Six Months Ended
                                                                                June 30, 1997
                                                   -----------------------------------------------------------------------
                                                   Australia     New Zealand      Tahiti        Corporate          Total
                                                   ---------     -----------     --------       ---------        ---------
     Service and other revenue...................  $ 28,655        $   181       $ 1,875        $     --         $ 30,711
     Net loss....................................  $(45,512)       $(4,181)      $(1,460)       $(19,515)        $(70,668)

10.  SUBSEQUENT EVENT

     On July 9, 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corp. ("Century"), and related assets for approximately $6,100 of UIH's newly-created Series B Convertible Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

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

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have not yet achieved the expected subscriber penetration levels anticipated with mature operating systems, the Company believes that its historical results of operations discussed herein are not indicative of future results of its operations.

     The Company has no employees of its own. UAP, the Company's parent, provides various management, financial reporting, accounting and other services for the Company pursuant to the terms of the UAP Management Agreement. Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based on their respective gross revenues.

FORWARD-LOOKING STATEMENTS

     Certain   statements  in  this  Report  may   constitute   "forward-looking
statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, the Company's ability to secure adequate capital to fund system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, and other factors referenced in this Report.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had invested a total of approximately $450.9 million in its projects as outlined below:

                                                                  As of
                                                                 June 30,
                                                                   1998
                                                              --------------
                                                              (In thousands)
         Austar...........................................       $375,606(1)(2)
         Saturn...........................................         35,171(1)(3)
         Telefenua........................................         16,738
         XYZ Entertainment................................         14,433
         United Wireless..................................          8,950
                                                                 --------
              Total.......................................       $450,898
                                                                 ========

         (1) Does not include amounts contributed to Austar (approximately $11.0 million) and Saturn (approximately $2.9 million) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
         (2) Includes A$110.0 million ($83.9 million converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility and $28.8 million paid by the Company to increase its economic interest in Austar to approximately 100%. Does not include the $29.8 million of non-cash issuance of preferred stock by UIH to increase its economic interest in Austar to 90% in December 1995.
         (3) Does not include the $7.8 million of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100% effective July 1996 or the $19.6 million invested by another shareholder for its 35% interest in Saturn in July 1997.

         AUSTAR

              The Company expects the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $50-$60 million to continue on its current expansion path for the period from July 1, 1998 to December 31, 1998 and approximately $50-$75 million for similar expansion plans for 1999. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the drawdown of the remaining amount ($55.7 million converted using the June 30, 1998 exchange rate) under the Austar Bank Facility (assuming that certain financial ratios are met, which ratios are not currently being met, or assuming that the Austar Bank Facility is amended to loosen such covenants) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least mid-1999.

         SATURN

              The Company expects the need for additional funding for Saturn in the future. Saturn's capital needs include capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. Management currently estimates that the Company's portion of the total funding required for Saturn is approximately $45-$50 million for the period from July 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. Of this amount, approximately $30-$35 million is required as a fixed cost to complete the construction of the network, and the remainder is required as a result of the installation of customers. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the raising of equipment and/or bank financing (where the Company has already commenced discussions with several potential lenders) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least mid-1999.

         OTHER

              The Company expects that the aggregate future funding requirements for Telefenua, XYZ Entertainment and United Wireless are less than $5.0 million.

     The indentures governing UIH's senior secured discount notes due February 2008 and the Company's May 1996 Notes and September 1997 Notes (collectively, the "Notes") place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indentures. The restrictions imposed by the UIH indentures will be eliminated upon the retirement of UIH's notes at their maturity in February 2008, and the restrictions imposed by the Company's indentures will be eliminated upon the retirement of the Company's Notes at their maturity in May 2006. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest on debentures and subordinated debt, or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios.

     On November 17, 1997, pursuant to the terms of the indentures governing the Notes, the Company issued warrants to purchase a total of 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million, if exercised. The warrants are exercisable through May 15, 2006.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1998

     The Company incurred a net loss during the six months ended June 30, 1998 of $97.9 million, which included non-cash items such as depreciation and amortization expense totaling $51.9 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $23.8 million.

     Cash and cash equivalents decreased $8.2 million from $12.3 million as of December 31, 1997 to $4.1 million as of June 30, 1998. Principal sources of cash during the six months ended June 30, 1998 included cash contributions from parent of $32.0 million, proceeds from the sale of short-term investments of $12.3 million, cash contributions from the minority interest partner of $3.5 million, borrowing on other debt of $2.8 million and exchange rate effects on cash and other sources totaling $1.3 million.

     During the six months ended June 30, 1998, cash was used principally for purchases of property, plant and equipment totaling $37.8 million to continue new subscriber connections at Austar and the build-out of existing projects, primarily Saturn, the funding of operating activities of $17.8 million, a decrease in construction payables of $3.9 million and the payment on capital leases and other investing and financing uses of $0.6 million.

FOR THE SIX MONTHS ENDED JUNE 30, 1997

     The Company incurred a net loss during the six months ended June 30, 1997 of $70.7 million, which included non-cash items such as depreciation and amortization expense totaling $35.7 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $17.9 million.

     Cash and cash equivalents decreased $12.3 million from $19.2 million as of December 31, 1996 to $6.9 million as of June 30, 1997. Principal sources of cash during the six months ended June 30, 1997 included borrowings from Austar's interim financing facility of $39.3 million, net proceeds from the net decrease in short-term investments of $18.6 million and borrowings from parent of $11.6 million.

     During the six months ended June 30, 1997, cash was used principally for a decrease in construction payables of $28.2 million, the purchase of property, plant and equipment of $41.8 million to construct Austar's and Telefenua's systems, the funding of operating activities of $8.5 million and the payment of deferred financing costs as well as other investing and financing uses totaling $3.3 million.

RESULTS OF OPERATIONS

     EXCHANGE RATES. The Company translates revenue and expense from its foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates for the countries in the Australia/Pacific region are shown below for the Australian dollar, the New Zealand dollar and the French Pacific franc, respectively, per one U.S. dollar.

                                                Australia         New Zealand         Tahiti
                                                ---------         -----------         ------
         June 30, 1998...................        1.6145              1.9290           110.375
         December 31, 1997...............        1.5378              1.7161           109.690
         June 30, 1997...................        1.3266              1.4697           107.285

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $4.4 million and $10.5 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended          For the Six Months Ended
                                                                      June 30,                           June 30,
                                                            --------------------------          --------------------------
                                                              1998               1997             1998              1997
                                                            --------           -------          --------          --------
                                                                                    (In thousands)
        Austar.........................................      $19,147           $15,055           $38,346          $28,524
        Saturn ........................................          260                98               415              181
        Telefenua......................................        1,122               959             2,259            1,875
        United Wireless................................           41               107               158              131
                                                             -------           -------           -------          -------
               Total service and other revenue.........      $20,570           $16,219           $41,178          $30,711
                                                             =======           =======           =======          =======

        AUSTAR

            Service and other revenue for Austar increased $4.0 million, or 26.5%, from $15.1 million for the three months ended June 30, 1997 to $19.1 million for the three months ended June 30, 1998. Service and other revenue for Austar increased $9.8 million, or 34.4%, from $28.5 million for the six months ended June 30, 1997 to $38.3 million for the six months ended June 30, 1998. These increases were primarily due to subscriber growth (215,275 at June 30, 1998 compared to 149,495 at June 30, 1997) as Austar continues to roll-out its services. These increases occurred despite the negative impact of $4.3 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and the negative impact of $7.5 million due to fluctuation in the exchange rates between the six months ended June 30, 1998 and 1997.

SYSTEM OPERATING EXPENSE. System operating expense increased $7.2 million and $10.7 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended          For the Six Months Ended
                                                                      June 30,                            June 30,
                                                            --------------------------          ------------------------
                                                              1998             1997               1998             1997
                                                            --------         ---------          --------         --------
                                                                                   (In thousands)
        Austar ........................................      $15,450         $  9,999           $25,641          $18,466
        Saturn ........................................        1,593              932             2,856            1,659
        Austar Satellite...............................        1,075               --             2,283               --
        Telefenua......................................          581              459             1,142              885
        United Wireless................................          322              417               685              859
                                                             -------          -------           -------          -------
               Total system operating expense..........      $19,021          $11,807           $32,607          $21,869
                                                             =======          =======           =======          =======

        AUSTAR

            Operating expense for Austar increased $5.5 million, or 55.0%, from $10.0 million for the three months ended June 30, 1997 to $15.5 million for the three months ended June 30, 1998. Operating expense for Austar increased $7.1 million, or 38.4%, from $18.5 million for the six months ended June 30, 1997 to $25.6 million for the six months ended June 30, 1998. These increases were primarily due to an increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus to obtain additional programming rights in connection with the receivership of Australis as well as additional satellite platform costs associated with the May 1998 joint venture with Optus (see Note 3). The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs in the short-term for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's launch of local and state offices in its markets and an increase in customer subscriber management expenses related to volume increases in telephone, billing and collection costs. These increases were positively impacted by $3.6 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $5.3 million due to fluctuation in the exchange rates between the six months ended June 30, 1998 and 1997.

            During the three months ended June 30, 1998, Austar incurred one-time charges of $1.4 million as a result of the receivership of Australis and the subsequent termination of various agreements and incurred additional programming expense of $2.0 million related to its new programming agreements and $0.7 million related to the operation of the joint venture with Optus.

            Austar expects operating expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's distribution facilities and network costs, such as local and state office staffing levels, operating costs and wireless license costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system operating expense, such as certain costs related to programming and subscriber management expense, will vary in direct proportion to the number of subscribers.

        SATURN

            For the three months ended June 30, 1998, the Company reported system operating expense from Saturn of $1.6 million, an increase of $0.7 million, or 77.8%, compared with system operating expense of $0.9 million for the corresponding period in 1997. For the six months ended June 30, 1998, the Company reported system operating expense from Saturn of $2.9 million, an increase of $1.2 million, or 70.6%, compared with system operating expense of $1.7 million for the corresponding period in 1997. These increases were primarily due to an increase in programming costs related to the launch of additional sports programs during 1998 and an increase in personnel expenses in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area. These increases were positively impacted by $0.3 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $0.6 million due to fluctuation in the exchange rates between the six months ended June 30, 1998 and 1997.

         AUSTAR SATELLITE

              In September 1997, the Company commenced transponder fee payments for a satellite service fee of approximately $0.4 million per month as part of its five-year agreement with Optus Networks Pty Limited. In May 1998, Austar Satellite began billing the joint venture between Austar and Optus for the transponder rental. The Company eliminates all related party accounts in consolidation.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $1.1 million and $1.3 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                             For the Three Months Ended          For the Six Months Ended
                                                                       June 30,                           June 30,
                                                             --------------------------          ------------------------
                                                               1998              1997              1998            1997
                                                             --------          --------          --------        --------
                                                                                     (In thousands)
         Austar ........................................      $10,740          $10,083           $20,313          $19,609
         Saturn ........................................        1,313              746             2,141            1,396
         Telefenua......................................          584              538             1,101            1,011
         United Wireless................................          227              404               509              789
                                                              -------          -------           -------          -------
                Total system selling, general and
                  administrative expense................      $12,864          $11,771           $24,064          $22,805
                                                              =======          =======           =======          =======

         SATURN

              System selling, general and administrative expense increased $0.6 million, or 85.7%, from $0.7 million for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998. System selling, general and administrative expense increased $0.7 million, or 50.0%, from $1.4 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. These increases were primarily due to increases in marketing and promotion costs as well as additional personnel costs related to the April 1998 launch of Saturn's telephony services. These increases were positively impacted by $0.3 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $0.5 million due to fluctuation in the exchange rates between the six months ended June 30, 1998 and 1997.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $1.8 million and $3.9 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to an increase in the allocation of UIH corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $5.5 million and $16.2 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:


                                                              For the Three Months Ended          For the Six Months Ended
                                                                       June 30,                             June 30,
                                                              --------------------------          --------------------------
                                                                1998              1997              1998              1997
                                                              ---------         --------          --------          --------
                                                                                     (In thousands)
         Austar ........................................      $21,354           $17,206           $48,235           $33,709
         Saturn ........................................          706               501             1,258               896
         Austar Satellite...............................        1,365                --             1,365                --
         Telefenua......................................          351               551               720               791
         United Wireless................................          154               173               313               340
                                                              -------           -------           -------           -------
                Total depreciation and amortization
                  expense...............................      $23,930           $18,431           $51,891           $35,736
                                                              =======           =======           =======           =======

         AUSTAR

              Depreciation and amortization expense from Austar increased $4.2 million, or 24.4%, from $17.2 million for the three months ended June 30, 1997 to $21.4 million for the three months ended June 30, 1998.
         Depreciation and amortization expense from Austar increased $14.5 million, or 43.0%, from $33.7 million for the six months ended June 30, 1997 to $48.2 million for the six months ended June 30, 1998. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. These increases were positively impacted by $4.4 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $8.7 million due to fluctuation in the exchange rates between the six months ended June 30, 1998 and 1997.

INTEREST EXPENSE. Interest expense increased $4.3 million and $8.7 million for the three and six months ended June 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to the new accretion of interest on the September 1997 Notes as well as continued accretion on the May 1996 Notes at 14.75% compared to 14% in the prior year interim period. In addition, interest expense related to the Austar Bank Facility, which was secured in July 1997, was $2.2 million and $3.7 million for the three and six months ended June 30, 1998, respectively.

YEAR 2000 CONVERSION

     UIH has established a task force to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on customers and avoid disruption to business operations. The highest priority for compliance is being given to service delivery systems, targeting customer care and field headend devices. The Company is also focusing on field equipment, hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies. The task force's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1998 and 1999 as necessary.

     To date, the task force has authored and distributed an inventory package to the Company's regional systems to identify all business and computer applications, so the task force can identify potential compliance problems. The task force is currently compiling a database of information based upon these responses, which is expected to be completed by September 30, 1998. To the extent problems are identified, the task force plans to implement corrective procedures where necessary, then test the applications for Year 2000 compliance. Each system is responsible for inquiring of their vendors and the other entities with which they do business as to such entities' Year 2000 compliance status. The total cost of compliance and its effect on the Company's future results of operations and liquidity is being studied by the task force. Based on the preliminary data provided by the systems and at the corporate level, the Company believes that the known Year 2000 issues can be remedied without a material financial impact on the Company. There can be no assurance, however, as to the total cost to the Company for complete compliance until all of the data has been gathered. The Company expects to complete this entire project by June 30, 1999.

                           PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

     The following tables set forth certain unaudited operating data:

                                                                                    As of
                                                                                June 30, 1998
                                                 ---------------------------------------------------------------------------
                                                 Television
                                                  Homes in                                                         Economic
                                                  Service         Homes            Basic              Basic        Ownership
     Operating System                               Area       Serviceable      Subscribers        Penetration     Interest
     ----------------                            ----------    -----------      -----------        -----------     ---------
     Austar.............................         1,635,000      1,632,691         215,275             13.2%         100%(1)
     Saturn (2).........................           141,000         36,613           3,635              9.9%          65%
     Telefenua..........................            31,000         20,128           6,120             30.4%          90%(3)
     XYZ Entertainment..................               N/A(4)         N/A         543,564(5)           N/A           25%
                                                 ---------      ---------         -------
           Total........................         1,807,000      1,689,432         768,594
                                                 =========      =========         =======

                                                                                    As of
                                                                                March 31, 1998
                                                 ---------------------------------------------------------------------------
                                                 Television
                                                  Homes in                                                         Economic
                                                  Service         Homes            Basic              Basic        Ownership
     Operating System                               Area       Serviceable      Subscribers        Penetration     Interest
     ----------------                            ----------    -----------      -----------        -----------     ---------
     Austar.............................         1,635,000      1,589,000         199,955             12.6%          100%(1)
     Saturn.............................           141,000         23,780           3,245             13.6%           65%
     Telefenua..........................            31,000         20,128           6,104             30.3%           90%(3)
     XYZ Entertainment..................               N/A(4)         N/A         577,476(5)           N/A            25%
                                                 ---------      ---------         -------
           Total........................         1,807,000      1,632,908         786,780
                                                 =========      =========         =======

(1) The Company holds an effective 100% interest in Austar through a combination of ordinary shares and convertible debentures.
(2) In April 1998, Saturn launched business and residential telephony services in the Wellington, New Zealand area. As of June 30, 1998, Saturn had 7,709 homes connectable, 950 residential telephony subscribers and 73 business telephony subscribers.
(3) The Company holds an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(4) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers.
(5) This figure represents the total estimated subscribers to the eight-channel Core Package to which XYZ Entertainment supplies four channels. In addition, XYZ Entertainment launched a fifth channel, the Lifestyle Channel, on September 1, 1997.


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



UIH AUSTRALIA/PACIFIC, INC.



Date:      August 13, 1998
           -----------------------------------------------------------

By:        /S/ J. Timothy Bryan
           -----------------------------------------------------------
           J. Timothy Bryan
           Chief Financial Officer and Treasurer
           (A Duly Authorized Officer and Principal Financial Officer)