Form 10-Q
period 1998-09-30
UIH AUSTRALIA PACIFIC INC
filed 1998-11-16
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

The Company has no publicly-traded shares of capital stock. As of November 16, 1998, the Company had 13,864,941 shares of common stock outstanding.

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
                                              ------------------------------

Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 (Unaudited).........     2

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
         1998 and 1997 (Unaudited)............................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Nine Months Ended September 30,
         1998 (Unaudited).....................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and
         1997 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15
------


                                                PART II - OTHER INFORMATION
                                                ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     25
------

                                                  UIH AUSTRALIA/PACIFIC, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Stated in thousands, except share and per share amounts)
                                                          (Unaudited)

                                                                                                  As of              As of
                                                                                              September 30,       December 31,
                                                                                                  1998               1997
                                                                                              -------------       ------------
ASSETS
Current assets
  Cash and cash equivalents..................................................................   $  2,929            $ 12,344
  Restricted cash............................................................................        197                 420
  Short-term investments.....................................................................         --              12,325
  Subscriber receivables.....................................................................      5,147               2,548
  Related party receivables..................................................................      1,131               1,942
  Other receivables..........................................................................      1,136               1,220
  Prepaids...................................................................................      4,094               1,468
  Other current assets.......................................................................        504                 717
                                                                                                --------            --------
     Total current assets....................................................................     15,138              32,984
Property, plant and equipment, net of accumulated depreciation of $129,991 and
  $78,179, respectively......................................................................    158,745             183,101
License fees, net of accumulated amortization of $5,263 and $3,773, respectively.............      9,954               5,691
Goodwill, net of accumulated amortization of $10,105 and $8,044, respectively................     39,022              43,017
Deferred financing costs, net of accumulated amortization of $2,665 and $1,306,
  respectively...............................................................................     11,662              13,393
Other non-current assets, net................................................................        245                 846
                                                                                                --------            --------
     Total assets............................................................................   $234,766            $279,032
                                                                                                ========            ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Accounts payable, including related party payables of $6,221 and $1,596, respectively......   $ 14,112            $  5,651
  Construction payables......................................................................      4,343               6,008
  Accrued liabilities........................................................................     18,459              19,372
  Related party note payable.................................................................      4,999               4,999
  Current portion of long-term debt..........................................................      3,103               1,825
                                                                                                --------            --------
     Total current liabilities...............................................................     45,016              37,855
Due to parent................................................................................      8,377               5,394
Senior discount notes........................................................................    343,926             309,123
Other long-term debt.........................................................................     83,387              77,971
Other long-term liabilities..................................................................      1,562               1,426
                                                                                                --------            --------
     Total liabilities.......................................................................    482,268             431,769
                                                                                                --------            --------
Minority interest in subsidiary..............................................................     11,209              11,416
                                                                                                --------            --------
Stockholder's deficit
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
    outstanding..............................................................................         --                  --
  Common stock, $0.01 par value, 30,000,000 shares authorized, 13,864,941 shares
    issued and outstanding...................................................................        139                 139
  Additional paid-in capital.................................................................    202,848             139,621
  Cumulative translation adjustments.........................................................    (35,594)            (28,964)
  Accumulated deficit........................................................................   (426,104)           (274,949)
                                                                                                --------            --------
     Total stockholder's deficit.............................................................   (258,711)           (164,153)
                                                                                                --------            --------
     Total liabilities and stockholder's deficit.............................................   $234,766            $279,032
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

                                                  UIH AUSTRALIA/PACIFIC, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Stated in thousands, except share and per share amounts)
                                                          (Unaudited)


                                                             For the Three Months Ended          For the Nine Months Ended
                                                                    September 30,                      September 30,
                                                             --------------------------          -------------------------
                                                               1998              1997              1998             1997
                                                             --------          --------          --------         --------
Service and other revenue...............................     $ 22,191          $ 18,341         $  63,369        $  49,052

System operating expense, including related party
  expense of $1,203, $853, $3,435 and $2,174,
  respectively..........................................      (23,343)          (13,988)          (55,950)         (35,857)
System selling, general and administrative expense......      (13,954)          (14,220)          (38,018)         (37,025)
Corporate general and administrative expense, including
  related party expense of $219, $203, $635 and $588,
  respectively..........................................           74              (309)           (4,454)            (885)
Depreciation and amortization...........................      (23,286)          (22,061)          (75,177)         (57,797)
                                                             --------          --------         ---------        ---------
     Net operating loss.................................      (38,318)          (32,237)         (110,230)         (82,512)

Interest income, including related party income of
  $203, $0, $512 and $0, respectively...................          294               247               854              526
Interest expense, including related party expense of
  $467, $555, $1,399 and $633,  respectively............      (14,568)          (11,214)          (42,289)         (29,676)
Other expense, net......................................       (2,155)             (342)           (3,560)          (1,109)
                                                             --------          --------         ---------        ---------
     Net loss before other items........................      (54,747)          (43,546)         (155,225)        (112,771)

Equity in losses of affiliated companies................         (603)             (557)             (133)          (2,000)
Minority interest in subsidiary.........................        2,138               351             4,203              351
                                                             --------          --------         ---------        ---------
     Net loss...........................................     $(53,212)         $(43,752)        $(151,155)       $(114,420)
                                                             ========          ========         =========        =========

Basic and diluted loss per common share.................     $  (3.84)         $  (3.16)        $  (10.90)       $   (8.25)
                                                             ========          ========         =========        =========
Weighted-average number of common shares
  outstanding...........................................   13,864,941        13,864,941        13,864,941       13,864,941
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

                                                               3

                                               UIH AUSTRALIA/PACIFIC, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                       (Stated in thousands, except share amounts)
                                                       (Unaudited)


                                                    Common Stock       Additional   Cumulative
                                                --------------------    Paid-In     Translation    Accumlated
                                                  Shares      Amount    Capital     Adjustments     Deficit        Total
                                                ----------    ------   ----------   -----------    ----------    ---------
Balances, January 1, 1998...................... 13,864,941     $139    $139,621      $(28,964)     $(274,949)    $(164,153)

Capital contributions from parent..............         --       --      63,227            --             --        63,227
Change in cumulative translation
  adjustments..................................         --       --          --        (6,630)            --        (6,630)
Net loss.......................................         --       --          --            --       (151,155)     (151,155)
                                                ----------     ----    --------      --------      ---------     ---------
Balances, September 30, 1998................... 13,864,941     $139    $202,848      $(35,594)     $(426,104)    $(258,711)
                                                ==========     ====    ========      ========      =========     =========






































               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UIH AUSTRALIA/PACIFIC, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)
                                                          (Unaudited)
                                                                                                     For the Nine Months Ended
                                                                                                            September 30,
                                                                                                     -------------------------
                                                                                                       1998             1997
                                                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................................     $(151,155)      $(114,420)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization.................................................................        75,177          57,797
  Equity in losses of affiliated companies......................................................           133           2,000
  Allocation of expense accounted for as capital contributions by parent........................         3,617              --
  Minority interest share of losses.............................................................        (4,203)           (351)
  Accretion of interest on senior discount notes and amortization of deferred financing costs...        36,279          26,969
  Increase in receivables and other assets......................................................        (7,531)           (914)
  Increase in related party payables............................................................         8,046           2,248
  Increase in accounts payable, accrued liabilities and other...................................         4,457          19,992
                                                                                                     ---------       ---------
Net cash flows from operating activities........................................................       (35,180)         (6,679)
                                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments..............................................................            --          (3,663)
Proceeds from sale of short-term investments....................................................        12,325          22,303
Restricted cash released........................................................................           176              --
Investments in and advances to affiliated companies and other investments.......................          (666)         (2,366)
Additions to property, plant and equipment......................................................       (59,070)        (67,948)
Decrease in construction payables...............................................................        (1,123)        (29,385)
                                                                                                     ---------       ---------
Net cash flows from investing activities........................................................       (48,358)        (81,059)
                                                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from parent...............................................................        53,455              --
Cash contributed from minority interest partner.................................................         5,504          19,566
Proceeds from offering of senior discount notes.................................................            --          29,925
Borrowing on related party payables to parent...................................................            --           4,999
Deferred financing costs........................................................................            --          (4,632)
Borrowings on other debt........................................................................        15,083          65,971
Payment on capital leases and other debt........................................................          (499)           (959)
                                                                                                     ---------       ---------
Net cash flows from financing activities........................................................        73,543         114,870
                                                                                                     ---------       ---------
EFFECT OF EXCHANGE RATES ON CASH................................................................           580            (663)
                                                                                                     ---------       ---------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS...............................................        (9,415)         26,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................        12,344          19,220
                                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................     $   2,929       $  45,689
                                                                                                     =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Non-cash capital contribution from parent.....................................................     $   6,155       $      --
                                                                                                     =========       =========
  Gain on issuance of shares by a wholly-owned subsidiary.......................................     $      --       $   5,985
                                                                                                     =========       =========
  Decrease in unrealized loss on investment.....................................................     $      --       $     659
                                                                                                     =========       =========
  Assets acquired with capital leases...........................................................     $     621       $     535
                                                                                                     =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash received for interest....................................................................     $     437       $     401
                                                                                                     =========       =========
  Cash paid for interest........................................................................     $   3,988       $   1,038
                                                                                                     =========       =========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1998
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

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

The following chart presents a summary of the Company's significant  investments
in  multi-channel  television,   programming  and  telephony  operations  as  of
September 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's investments to date relate to its investment in Austar, which is comprised primarily of multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. In order to expand Austar's customer base and build-out the Company's other projects, the Company will need a significant amount of additional capital. As of September 30, 1998, the Company had a net working capital deficit of $18,658, excluding related party payables of $11,220. Due to the nature of the operation, the Company is able to slow the rate of subscriber connections at Austar and network construction at the Company's other projects to adjust to the level of funding sources that are available. The

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premises equipment, which are controllable by the Company based upon the rate of new subscriber connections. However, the Company needs to continue the present rate of new subscriber connections to offset current churn rates at Austar. In September 1998, Austar received a supplemental amendment to the existing senior syndicated term debt facility in the amount of Australian $("A$")200,000 ($118,659 as of September 30, 1998) (the "Austar Bank Facility") which allows Austar to draw up to A$60,000 under the A$90,000 term loan facility. Austar also received a new bank underwriting commitment for an A$400,000 senior secured debt facility (the "New Austar Bank Facility"), which is intended to refinance the Austar Bank Facility by early 1999 (see Note 7). The Company believes that the financial support from UIH, other potential equity sources, the Austar Bank Facility, the New Austar Bank Facility commitment, and the Saturn Bank Facility (as defined in Note 11) combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least the end of 1999.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest. Austar, Saturn, Telefenua and United Wireless were consolidated for all periods presented. In November 1997, the Company formed Austar Satellite and began consolidating its operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. For a more complete understanding of the Company's financial position and results of its operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant or the term of the license agreement. All installation fees and related costs with respect to reconnects are recognized in the period in which the reconnection occurs.

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

COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective January 1, 1998. For the three and nine months ended September 30, 1998 and 1997, the Company's only components of other comprehensive income (loss) were the changes in cumulative translation adjustments and the change in unrealized loss on investment (see Note 8).

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

NEW ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   ACQUISITION

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corp. ("Century"), for $6,155 of UIH's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock"). ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. INVESTMENTS IN AND ADVANCES TO AN AFFILIATED COMPANY, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                               Investments in         Cumulative Equity       Cumulative
                                               and Advances to          in Losses of          Translation
                                             Affiliated Company      Affiliated Company       Adjustments       Total
                                             ------------------      ------------------       -----------       -----
       As of:
         September 30, 1998...............        $18,743                 $(18,853)              $110           $ --
                                                  =======                 ========               ====           ====
         December 31, 1997................        $18,610(1)              $(18,720)              $110           $ --
                                                  =======                 ========               ====           ====

       (1) Includes an accrued funding obligation of $406 at December 31, 1997. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                           As of              As of
                                                                                       September 30,      December 31,
                                                                                           1998               1997
                                                                                       -------------      -----------
     Subscriber premises equipment and converters...............................        $ 168,504          $160,413
     MMDS distribution facilities...............................................           55,281            55,093
     Cable distribution networks................................................           30,892            16,770
     Office equipment, furniture and fixtures...................................           12,943            10,813
     Buildings and leasehold improvements.......................................            7,610             5,647
     Other......................................................................           13,506            12,544
                                                                                        ---------          --------
                                                                                          288,736           261,280
           Accumulated depreciation.............................................         (129,991)          (78,179)
                                                                                        ---------          --------
           Net property, plant and equipment....................................        $ 158,745          $183,101
                                                                                        =========          ========

6.     SENIOR DISCOUNT NOTES

                                                                                          As of             As of
                                                                                      September 30,      December 31,
                                                                                          1998              1997
                                                                                      -------------      ------------
     May 1996 Notes (as defined below), net of unamortized discount............         $310,711           $278,662
     September 1997 Notes (as defined below), net of unamortized discount......           33,215             30,461
                                                                                        --------           --------
                                                                                        $343,926           $309,123
                                                                                        ========           ========

MAY 1996 14% SENIOR DISCOUNT NOTES

The Company's 14% senior notes that were issued in May 1996 at a discount from their principal amount of $443,000 (the "May 1996 Notes") had an accreted value of $310,711 as of September 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated a cumulative issuance of its capital stock to its parent resulting in cumulative gross proceeds of $70,000 (an "Equity Sale"), reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the Equity Sale, the May 1996 Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 1997 14% SENIOR DISCOUNT NOTES

The Company's 14% senior notes that were issued in September 1997 at a discount from their principal amount of $45,000 (the "September 1997 Notes") had an accreted value of $33,215 as of September 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an Equity Sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the Equity Sale, the September 1997 Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue.

7.   OTHER LONG-TERM DEBT

                                                                                        As of               As of
                                                                                    September 30,        December 31,
                                                                                        1998                1997
                                                                                    -------------        ------------
     Austar Bank Facility.......................................................       $74,162             $71,531
     Vendor financed equipment at Saturn........................................         8,515               3,730
     Capitalized lease obligations..............................................         2,760               3,441
     Mortgage note, interest at 7.548%, 7-year term.............................         1,053               1,094
                                                                                       -------             -------
                                                                                        86,490              79,796
          Less current portion..................................................        (3,103)             (1,825)
                                                                                       -------             -------
                                                                                       $83,387             $77,971
                                                                                       =======             =======

AUSTAR BANK FACILITY

In July 1997, Austar secured the Austar Bank Facility to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. As of September 30, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($65,263 converted using the September 30, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar secured the New Austar Bank Facility commitment, of which the first A$170,000 is intended to refinance the Austar Bank Facility by early 1999 and the remaining A$230,000 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw up to A$60,000 under the A$90,000 term loan facility for a maximum term of six months from the initial cash draw down at an increased interest rate of 2.25% above the professional market rate in Australia. All other terms and conditions of the Austar Bank Facility remain unchanged. As of September 30, 1998, Austar had drawn A$15,000 ($8,899 converted using the
September 30, 1998 exchange rate) on the term loan facility for a total outstanding balance of A$125,000 ($74,162 as of September 30, 1998) on the Austar Bank Facility.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    COMPREHENSIVE LOSS

                                                          For the Three Months Ended          For the Nine Months Ended
                                                                 September 30,                      September 30,
                                                          --------------------------          -------------------------
                                                            1998              1997               1998            1997
                                                          ---------         --------          ---------       ---------
     Net loss..........................................   $(53,212)         $(43,752)         $(151,155)      $(114,420)
     Other comprehensive loss
       Change in cumulative translation adjustments....     (4,747)           (8,208)            (6,630)        (11,601)
       Change in unrealized loss on investment.........         --               954                 --             659
                                                          --------          --------          ---------       ---------
           Total comprehensive loss....................   $(57,959)         $(51,006)         $(157,785)      $(125,362)
                                                          ========          ========          =========       =========

9.   RELATED PARTY

Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performed certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $750 for the first year of such agreement (beginning May 1, 1996), and it increased on each anniversary date of the Management Agreement by 8% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or UIH for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or UIH on behalf of the Company. In December 1997, UIH began allocating corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

Austar, Saturn, Telefenua and United Wireless are also parties to technical assistance agreements with UAP whereby such operating companies pay to UAP fees based on their respective gross revenues. In addition, UIH has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions, pursuant to the terms of the technical assistance agreements.

As of September 30, 1998, UIPI, the immediate parent of UAP, had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrues interest at 15% per annum and is due on demand. In October 1998, UIPI contributed the amount of the loan plus interest into equity in the Company. In addition, for the nine months ended September 30, 1998, UAP invested $53,455 in cash into the Company in the form of capital contributions in addition to a non-cash contribution of UIH's Series B Preferred Stock of $6,155.

Included in the amount due to parent is the following:

                                                                                     As of               As of
                                                                                 September 30,        December 31,
                                                                                     1998                1997
                                                                                 -------------        ------------
     Austar technical assistance agreement obligations, including deferred
       management fees of $4,644 and $2,248, respectively(1)(2)..............      $ 6,750              $ 2,629
     Telefenua technical assistance agreement obligations....................        3,186                2,659
     Saturn technical assistance agreement obligations.......................          902                  406
     United Wireless technical assistance agreement obligations..............          547                  487
     Payable to parent for management fees and interest on note payable(2)...        1,887                  723
     Other...................................................................        1,326                   86
                                                                                   -------              -------
                                                                                    14,598                6,990
         Less current portion................................................       (6,221)              (1,596)
                                                                                   -------              -------
                                                                                   $ 8,377              $ 5,394
                                                                                   =======              =======

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     (1) The management fees have been deferred until December 31, 2000 due to restrictions under the Austar Bank Facility. Subsequent to that date, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios.
     (2) UAP has the option of converting these management fees into equity.

10.  SEGMENT INFORMATION

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

                                                                           As of and for the Three Months Ended
                                                                                   September 30, 1998
                                                             ---------------------------------------------------------------
                                                                             New
                                                             Australia     Zealand      Tahiti       Corporate       Total
                                                             ---------     -------     --------      ---------     ---------
Service and other revenue.............................       $ 20,767      $   395     $ 1,153       $   (124)     $ 22,191
System operating expense, including management fees
  of $931, $214, $58, $0 and $1,203, respectively.....       $(20,449)     $(2,410)    $  (608)      $    124      $(23,343)
Selling, general and administrative expense...........       $(11,685)     $(1,660)    $  (609)      $     74      $(13,880)
Adjusted EBITDA (1)...................................       $(10,436)     $(3,461)    $    (6)           N/A           N/A
Depreciation and amortization.........................       $(22,000)     $  (907)    $  (379)      $     --      $(23,286)
Interest income, including related party income.......       $     13      $    58     $    19       $    204      $    294
Interest expense, including related party expense.....       $ (1,716)     $  (199)    $  (295)      $(12,358)     $(14,568)
Equity in losses of affiliated companies..............       $     --      $    --     $    --       $   (603)     $   (603)
Net loss..............................................       $(41,966)     $(4,056)    $  (724)      $ (6,466)     $(53,212)
Cash and cash equivalents.............................       $    457      $ 2,339     $   125       $      8      $  2,929
Property, plant and equipment, net....................       $109,234      $40,596     $ 8,915       $     --      $158,745
Total assets..........................................       $167,668      $49,798     $11,379       $  5,921      $234,766

                                                                                For the Three Months Ended
                                                                                   September 30, 1997
                                                             ---------------------------------------------------------------
                                                                             New
                                                             Australia     Zealand      Tahiti       Corporate       Total
                                                             ---------     -------     --------      ---------     ---------
Service and other revenue.............................       $ 17,120      $   133     $1,088        $     --      $ 18,341
System operating expense, including management fees
  of $662, $71, $120, $0 and $853, respectively.......       $(12,620)     $  (802)    $ (566)       $     --      $(13,988)
Selling, general and administrative expense...........       $(12,794)     $  (934)    $ (492)       $   (309)     $(14,529)
Adjusted EBITDA (1)...................................       $ (7,632)     $(1,532)    $  150             N/A           N/A
Depreciation and amortization.........................       $(21,044)     $  (539)    $ (478)       $     --      $(22,061)
Interest income, including related party income.......       $     (6)     $   173     $   11        $     69      $    247
Interest expense, including related party expense.....       $   (950)     $   (20)    $  (23)       $(10,221)     $(11,214)
Equity in losses of affiliated companies..............       $     --      $    --     $   --        $   (557)     $   (557)
Net loss..............................................       $(30,693)     $(1,574)    $ (465)       $(11,020)     $(43,752)

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                For the Nine Months Ended
                                                                                   September 30, 1998
                                                             ---------------------------------------------------------------
                                                                             New
                                                             Australia     Zealand      Tahiti       Corporate       Total
                                                             ---------     -------     --------      ---------     ---------
Service and other revenue.............................       $  59,301     $   810     $ 3,412       $   (154)     $  63,369
System operating expense, including management fees
  of $2,752, $512, $171, $0 and $3,435, respectively..       $ (49,088)    $(5,266)    $(1,750)      $    154      $ (55,950)
Selling, general and administrative expense...........       $ (32,507)    $(3,801)    $(1,710)      $ (4,454)     $ (42,472)
Adjusted EBITDA (1)...................................       $ (19,542)    $(7,745)    $   123            N/A            N/A
Depreciation and amortization.........................       $ (71,913)    $(2,164)    $(1,100)      $     --      $ (75,177)
Interest income, including related party income.......       $      34     $   183     $    52       $    585      $     854
Interest expense, including related party expense.....       $  (5,281)    $  (316)    $  (888)      $(35,804)     $ (42,289)
Equity in losses of affiliated companies..............       $      --     $    --     $    --       $   (133)     $    (133)
Net loss..............................................       $(107,431)    $(8,063)    $(1,997)      $(33,664)     $(151,155)

                                                                                For the Nine Months Ended
                                                                                   September 30, 1997
                                                             ---------------------------------------------------------------
                                                                             New
                                                             Australia     Zealand      Tahiti       Corporate       Total
                                                             ---------     -------     --------      ---------     ---------
Service and other revenue.............................       $ 45,775      $   314     $ 2,963       $     --      $  49,052
System operating expense, including management fees
  of $1,682, $281, $211, $0 and $2,174, respectively..       $(31,945)     $(2,461)    $(1,451)      $     --      $ (35,857)
Selling, general and administrative expense...........       $(33,192)     $(2,330)    $(1,503)      $   (885)     $ (37,910)
Adjusted EBITDA (1)...................................       $(17,680)     $(4,196)    $   220            N/A            N/A
Depreciation and amortization.........................       $(55,092)     $(1,436)    $(1,269)      $     --      $ (57,797)
Interest income, including related party income.......       $     24      $   196     $    28       $    278      $     526
Interest expense, including related party expense.....       $ (1,692)     $   (21)    $  (684)      $(27,279)     $ (29,676)
Equity in losses of affiliated companies..............       $     --      $    --     $    --       $ (2,000)     $  (2,000)
Net loss..............................................       $(76,204)     $(5,753)    $(1,927)      $(30,536)     $(114,420)

(1) Adjusted EBITDA represents net loss, as determined using United States generally accepted accounting principles, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principle measure of performance or liquidity as an indicator of an entity's operating performance.

11.  SUBSEQUENT EVENTS

NOTES

On October 14, 1998, the Company consummated an Equity Sale, reducing the interest rate on the May 1996 Notes and the September 1997 Notes (collectively, the "Notes") from 14.75% to 14.0% per annum.

SATURN BANK FACILITY

In November 1998, Saturn secured a syndicated senior debt facility in the amount of New Zealand $("NZ$")125,000 ($62,500 as of September 30, 1998) (the "Saturn Bank Facility") to fund the completion of Saturn's network. Of this amount, NZ$83,335 has been subscribed for by financial institutions. Until Saturn

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obtains irrevocable commitments in the form of equity funding or additional underwriting commitments for the balance of NZ$41,665, the maximum that may be drawn down is NZ$73,000 ($36,500 as of September 30, 1998). If Saturn is successful in obtaining the necessary commitments from other financing sources, Saturn may borrow an additional NZ$10,335 from the initial syndicate of banks. If Saturn is not successful in obtaining the necessary commitments, the outstanding balance will be due May 31, 1999. As of November 16, 1998, Saturn had drawn NZ$40,000 on the loan facility at a rate of approximately 8.12% per annum. The ten-year debt facility has an interest rate of 3% over the current base rate upon drawdown.

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

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                                         As of
                                                                                   September 30, 1998
                                                            ------------------------------------------------------------------------
                                                             Television                                                   Economic
                                                              Homes in         Homes          Basic           Basic       Ownership
                                                            Service Area    Serviceable    Subscribers     Penetration    Interest
                                                            ------------    -----------    -----------     -----------    ---------
MULTI-CHANNEL TELEVISION:
  Austar...................................................   2,085,000      2,072,706       251,255          12.1%        100% (1)
  Saturn...................................................     141,000         42,712         4,651          10.9%         65%
  Telefenua................................................      31,000         20,128         6,125          30.4%         90% (2)
                                                              ---------      ---------       -------
     Total.................................................   2,257,000      2,135,546       262,031
                                                              =========      =========       =======
TELEPHONY:
  Saturn (3)...............................................     141,000         26,974         4,190          15.5%         65%
                                                              =========      =========       =======
PROGRAMMING:
  XYZ Entertainment........................................         N/A (4)        N/A       647,255 (5)        N/A         25%
                                                              =========      =========       =======

                                                                                         As of
                                                                                   September 30, 1997
                                                            ------------------------------------------------------------------------
                                                             Television                                                   Economic
                                                              Homes in         Homes          Basic           Basic       Ownership
                                                            Service Area    Serviceable    Subscribers     Penetration    Interest
                                                            ------------    -----------    -----------     -----------    ---------
MULTI-CHANNEL TELEVISION:
  Austar...................................................   1,622,000      1,589,000       178,832          11.3%        100% (1)
  Saturn...................................................     141,000         20,124         2,829          14.1%         65%
  Telefenua................................................      31,000         20,128         6,257          31.1%         90% (2)
                                                              ---------      ---------       -------
     Total.................................................   1,794,000      1,629,252       187,918
                                                              =========      =========       =======
PROGRAMMING:
  XYZ Entertainment........................................         N/A (4)        N/A       524,000 (5)        N/A         25%
                                                              =========      =========       =======

(1) The Company holds an effective 100% interest in Austar through a combination of ordinary shares and convertible debentures.
(2) The Company holds an effective 90% economic interest in Telefenua. The Company's economic interest will decrease to 75% and 64% once it has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(3) In April 1998, Saturn launched business and residential telephony services in the Wellington, New Zealand area.
(4) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers.
(5) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in each company's local currency (A$, NZ$ or French Pacific franc ("CFP").

                                            For the Three Months Ended                  For the Three Months Ended
                                                September 30, 1998                          September 30, 1997
                                     ---------------------------------------     -----------------------------------------
                                       Austar         Saturn       Telefenua       Austar         Saturn        Telefenua
                                         A$             NZ$           CFP            A$             NZ$            CFP
                                     --------       ---------      ---------     ---------       --------       ----------
                                                  (In thousands)                              (In thousands)
Service and other revenue......       34,620            780         123,662        23,093            206         120,034
System operating expense (1)...      (33,395)        (4,750)        (65,279)      (15,465)        (1,239)        (62,278)
System selling, general and
  administrative expense.......      (19,149)        (3,276)        (65,351)      (16,674)        (1,446)        (54,771)
Adjusted EBITDA (2)............      (16,355)        (6,826)           (735)       (8,009)        (2,368)         15,951
Capital expenditures...........       20,219         13,936           5,105        28,620          1,924          16,091

                                            For the Nine Months Ended                    For the Nine Months Ended
                                                September 30, 1998                          September 30, 1997
                                     ---------------------------------------     -----------------------------------------
                                       Austar         Saturn       Telefenua       Austar         Saturn        Telefenua
                                         A$             NZ$           CFP            A$             NZ$            CFP
                                     --------       ---------      ---------     ---------       --------       ----------
                                                  (In thousands)                              (In thousands)
Service and other revenue......       93,890          1,507         373,129        59,972            466         314,552
System operating expense (3)...      (73,423)        (9,742)       (191,425)      (39,363)        (3,631)       (154,034)
System selling, general and
  administrative expense.......      (50,633)        (7,022)       (186,905)      (42,014)        (3,460)       (159,606)
Adjusted EBITDA (2)............      (25,795)       (14,309)         13,530       (19,179)        (6,211)         23,353
Capital expenditures...........       47,669         39,051          23,270        70,386         12,488          42,047

(1) Includes management fees of A$1,569, NZ$420, CFP6,233, A$1,037, NZ$111 and CFP12,966, respectively.
(2) Adjusted EBITDA represents net loss, as determined using United States generally accepted accounting principles, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principle measure of performance or liquidity as an indicator of an entity's operating performance.
(3) Includes management fees of A$4,371, NZ$948, CFP18,731, A$2,226, NZ$414 and CFP22,441, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had invested a total of approximately $458.7 million in its projects. These fundings do not include amounts contributed by shareholders other than the Company or amounts contributed in either cash or stock to increase the Company's economic interests.

     SOURCES OF FUNDINGS:
                                                                       As of
                                                                   September 30,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)

     Senior discount notes proceeds, net of offering costs........   $250,430
     Equity from parent...........................................    115,442
     System financing (1).........................................     92,794
                                                                     --------
                                                                     $458,666
                                                                     ========

     (1) These amounts were converted using the exchange rate on each funding date.

     USES OF FUNDINGS:
                                                                       As of
                                                                   September 30,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)

     Austar......................................................    $378,986
     Saturn......................................................      38,605
     Telefenua...................................................      16,738
     XYZ Entertainment...........................................      14,756
     United Wireless.............................................       9,581
                                                                     --------
         Total...................................................    $458,666
                                                                     ========

     AUSTAR

     The Company expects the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $45.0 million to continue on its current expansion path for the period from October 1, 1998 to December 31, 1998 which will be funded substantially by the Austar Bank Facility, as amended. Austar will also require approximately $110.0 million for similar expansion plans for 1999, an increase over previously-disclosed estimates, primarily due to the acquisition of approximately 500,000 homes related to the Company's acquisition of certain assets of ECT and due to an increase in satellite programming costs resulting from the recent agreements with Foxtel Management Pty Limited ("Foxtel") and Optus Vision Pty Limited ("Optus").
     The required capital for 1999 will be funded substantially by the New Austar Bank Facility (assuming that the Austar Bank Facility will be refinanced by the New Austar Bank Facility by early 1999). The remaining sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that financial support from UIH, other potential equity sources, the Austar Bank Facility and the New Austar Bank Facility commitment combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain its operations through at least the end of 1999.

     SATURN

     The Company expects the need for additional funding for Saturn in the future. Saturn's capital needs include approximately $37.0 million in capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. The sources of funds for such expansion may include the Saturn Bank Facility, the raising of private or public equity, continued investment by UIH, the raising of equipment financing or the sale of non-strategic assets. The Saturn Bank Facility, secured in November 1998, is a syndicated senior debt facility of NZ$125.0 million ($62.5 million) of which NZ$73.0 million ($36.5 million) is available through May 1999. The maximum facility is subject to Saturn obtaining irrevocable commitments from other financing sources (see Note 11). Management currently estimates that the Company's portion of the total funding required for Saturn is approximately $14.0 million (taking into consideration the Saturn Bank Facility) for the period from October 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. The Company believes, however, that financial support from UIH combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain its operations through at least the end of 1999.

     OTHER

     The Company expects that the aggregate future funding requirements for Telefenua, XYZ Entertainment and United Wireless are less than $5.0 million.

The indentures governing UIH's senior secured discount notes due February 2008 and the Company's Notes place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently restricted under the UIH indentures. The Company, Austar and Telefenua are restricted under the Company's indentures. The restrictions imposed by the UIH indentures will be eliminated upon the retirement of UIH's notes at their maturity in February 2008, and the restrictions imposed by the Company's indentures will be eliminated upon the retirement of the Company's Notes at their maturity in May 2006. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest on debentures and subordinated debt, or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios.

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

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company incurred a net loss during the nine months ended September 30, 1998 of $151.2 million, which included non-cash items such as depreciation and amortization expense totaling $75.2 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $36.3 million.

Cash and cash equivalents decreased $9.4 million from $12.3 million as of December 31, 1997 to $2.9 million as of September 30, 1998. Principal sources of cash during the nine months ended September 30, 1998 included cash contributions from parent of $53.5 million, borrowings on other debt of $15.1 million, proceeds from the sale of short-term investments of $12.3 million, cash contributions from the minority interest partner in Saturn of $5.5 million and other sources totaling $0.7 million.

During the nine months ended September 30, 1998, cash was used principally for purchases of property, plant and equipment totaling $59.1 million to continue new subscriber connections at Austar and the build-out of existing projects, primarily Saturn, the funding of operating activities of $35.2 million and other investing and financing uses of $2.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company incurred a net loss during the nine months ended September 30, 1997 of $114.4 million, which included non-cash items such as depreciation and amortization expense totaling $57.8 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $27.0 million.

Cash and cash equivalents increased $26.5 million from $19.2 million as of December 31, 1996 to $45.7 million as of September 30, 1997. Principal sources of cash during the nine months ended September 30, 1997 included borrowings from Austar's interim financing facility of $66.0 million, proceeds from the offering of the September 1997 Notes of $29.9 million, cash contributions from the minority interest partner of $19.6 million, net proceeds from the net decrease in short-term investments of $18.6 million and borrowings from parent of $5.0 million.

During the nine months ended September 30, 1997, cash was used principally for the purchase of property, plant and equipment of $67.9 million to construct Austar's and Telefenua's systems, a decrease in construction payables of $29.4 million, the funding of operating activities of $6.7 million, the payment of deferred financing costs of $4.6 million and other investing and financing uses totaling $4.0 million.

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

                                                                    Australia          New Zealand          Tahiti
                                                                    ---------          -----------          ------
     September 30, 1998.......................................        1.6855              2.0000            99.6872
     December 31, 1997........................................        1.5378              1.7161           109.6900
     September 30, 1997.......................................        1.3778              1.5584           108.0000
     December 31, 1996........................................        1.2574              1.4156            95.8500

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $3.9 million and $14.3 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------   -------------------------
                                                               1998              1997       1998              1997
                                                             --------          --------   --------          -------
                                                                             (In thousands)
     Austar................................................  $20,588           $16,986     $58,934          $45,510
     Saturn................................................      395               133         810              314
     Telefenua.............................................    1,153             1,088       3,412            2,963
     United Wireless.......................................       55               134         213              265
                                                             -------           -------     -------          -------
          Total service and other revenue..................  $22,191           $18,341     $63,369          $49,052
                                                             =======           =======     =======          =======

     AUSTAR

     Service and other revenue for Austar increased $3.6 million, or 21.2%, from $17.0 million for the three months ended September 30, 1997 to $20.6 million for the three months ended September 30, 1998. Service and other revenue for Austar increased $13.4 million, or 29.5%, from $45.5 million for the nine months ended September 30, 1997 to $58.9 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's service and other revenue increased A$11.5 million, from A$23.1 million for the three months ended September 30, 1997 to A$34.6 million for the three months ended September 30, 1998, a 49.8% increase. Austar's service and other revenue increased A$33.9 million, from A$60.0 million for the nine months ended September 30, 1997 to A$93.9 million for the nine months ended September 30, 1998, a 56.5% increase. These increases were primarily due to subscriber growth (251,255 at September 30, 1998 compared to 178,832 at September 30, 1997) as Austar continues to roll-out its services. The U.S. dollar increases occurred despite the negative impact of $4.9 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and the negative impact of $12.3 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

SYSTEM OPERATING EXPENSE. System operating expense increased $9.3 million and $20.1 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------   -------------------------
                                                               1998              1997       1998              1997
                                                             --------          --------   --------          -------
                                                                             (In thousands)
     Austar................................................  $19,860           $11,375     $ 45,501         $29,841
     Saturn................................................    2,410               802        5,266           2,461
     Austar Satellite......................................      148               831        2,431             831
     Telefenua.............................................      608               566        1,750           1,451
     United Wireless.......................................      317               414        1,002           1,273
                                                             -------           -------      -------         -------
          Total system operating expense.................... $23,343           $13,988      $55,950         $35,857
                                                             =======           =======      =======         =======

     AUSTAR

     Operating expense for Austar increased $8.5 million, or 74.6%, from $11.4 million for the three months ended September 30, 1997 to $19.9 million for the three months ended September 30, 1998. Operating expense for Austar increased $15.7 million, or 52.7%, from $29.8 million for the nine months ended September 30, 1997 to $45.5 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's operating expense increased A$17.9 million, from A$15.5 million for the three months ended September 30, 1997 to A$33.4 million for the three months ended September 30, 1998, a 115.5% increase. Austar's operating expense increased A$34.0 million, from A$39.4 million for the nine months ended September 30, 1997 to A$73.4 million for the nine months ended September 30, 1998, an 86.3% increase. These increases were primarily due to an increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus to obtain additional programming rights in connection with the receivership of Australis Media Limited ("Australis") as well as additional satellite platform costs associated with the May 1998 joint venture with Optus. The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. The U.S. dollar increases were positively impacted by $4.7 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $10.2 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

     During the nine months ended September 30, 1998, Austar incurred one-time charges of $1.4 million as a result of the receivership of Australis and the subsequent termination of various agreements and incurred additional programming expense of $2.0 million related to its new programming agreements and $0.7 million related to the operation of the joint venture with Optus.

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


     SATURN

     For the three months ended September 30, 1998, the Company reported system operating expense from Saturn of $2.4 million, an increase of $1.6 million, or 200.0%, compared with system operating expense of $0.8 million for the corresponding period in 1997. For the nine months ended September 30, 1998, the Company reported system operating expense from Saturn of $5.3 million, an increase of $2.8 million, or 112.0%, compared with system operating expense of $2.5 million for the corresponding period in 1997. On a functional currency basis, Saturn's operating expense increased NZ$3.6 million, from NZ$1.2 million for the three months ended September 30, 1997 to NZ$4.8 million for the three months ended September 30, 1998, a 300.0% increase. Saturn's operating expense increased NZ$6.1 million, from NZ$3.6 million for the nine months ended September 30, 1997 to NZ$9.7 million for the nine months ended September 30, 1998, a 169.4% increase. These increases were primarily due to an increase in programming costs related to the launch of additional sports programs during 1998 and an increase in personnel expenses in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area. The U.S. dollar increases were positively impacted by $0.7 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $1.4 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

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

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense decreased $0.3 million and increased $1.0 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------   -------------------------
                                                               1998              1997       1998              1997
                                                             --------          --------   --------          -------
                                                                             (In thousands)
     Austar................................................  $11,379           $12,301     $31,692          $31,910
     Saturn................................................    1,660               934       3,801            2,330
     Telefenua.............................................      609               492       1,710            1,503
     United Wireless.......................................      306               493         815            1,282
                                                             -------           -------     -------          -------
          Total system selling, general and
            administrative expense.........................  $13,954           $14,220     $38,018          $37,025
                                                             =======           =======     =======          =======

     SATURN

     System selling, general and administrative expense increased $.8 million, or 88.9%, from $0.9 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. System selling, general and administrative expense increased $1.5 million, or 65.2%, from $2.3 million for the nine months ended September 30, 1997 to $3.8 million for the nine months ended September 30, 1998. On a functional currency basis, Saturn's selling, general and administrative expense increased NZ$1.9 million, from NZ$1.4 million for the three months ended September 30, 1997 to NZ$3.3 million for the three months ended September 30, 1998, a 135.7% increase. Saturn's selling, general and administrative expense increased NZ$3.5 million, from NZ$3.5 million for the nine months ended September 30, 1997 to NZ$7.0 million for the nine months ended September 30, 1998, a 100.0% increase. These increases were primarily due to increases in marketing and promotion costs as well as additional personnel costs related to the April 1998 launch of Saturn's telephony services. The U.S dollar increases were positively impacted by $0.5 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $1.0 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense decreased $0.4 million and increased $3.6 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. The decrease for the three-month period was primarily a result of adjusting for previously-allocated costs. The increase for the nine-month period was primarily due to the allocation of UIH corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1.2 million and $17.4 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------   -------------------------
                                                               1998              1997       1998              1997
                                                             --------          --------   --------          -------
                                                                             (In thousands)

     Austar................................................  $21,774           $20,870      $70,009         $54,579
     Saturn................................................      907               540        2,165           1,436
     Austar Satellite......................................       74                --        1,439              --
     Telefenua.............................................      380               478        1,100           1,269
     United Wireless.......................................      151               173          464             513
                                                             -------           -------      -------         -------
          Total depreciation and amortization
            expense........................................  $23,286           $22,061      $75,177         $57,797
                                                             =======           =======      =======         =======

     AUSTAR

     Depreciation and amortization expense for Austar increased $0.9 million, or 4.3%, from $20.9 million for the three months ended September 30, 1997 to $21.8 million for the three months ended September 30, 1998. Depreciation and amortization expense from Austar increased $15.4 million, or 28.2%, from $54.6 million for the nine months ended September 30, 1997 to $70.0 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's depreciation and amortization expense increased A$8.0 million, from A$27.1 million for the three months ended September 30, 1997 to A$35.1 million for the three months ended September 30, 1998, a 29.5% increase. Austar's depreciation and amortization expense increased A$38.0 million, from A$68.4 million for the nine months ended September 30, 1997 to A$106.4 million for the nine months ended September 30, 1998, a 55.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. The U.S. dollar increases were positively impacted by $5.0 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $13.3 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

INTEREST EXPENSE. Interest expense increased $3.4 million and $12.6 million for the three and nine months ended September 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to continued accretion on the Notes at 14.75% during 1998 compared to 14% for the majority of the prior year interim period. In addition, interest expense related to the Austar Bank Facility, which was secured in July 1997, was $1.7 million and $5.3 million for the three and nine months ended September 30, 1998, respectively, compared to $1.0 million and $1.7 million for the three and nine months ended September 30, 1997, respectively.

FOREIGN CURRENCY EXCHANGE RATE RISKS

The Company's foreign operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in and loans payable that are linked to a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar.

Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's deficit. During the nine months ended September 30, 1998, the Company recorded a change in cumulative translation adjustments of $6.6 million, primarily due to the fluctuation in the Australian dollar compared to the U.S. dollar exchange rates from 1.5378 as of December 31, 1997 to 1.6855 as of September 30, 1998, a change of 9.6%.

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

YEAR 2000 CONVERSION

The Company's multi-channel television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with embedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in the Company's multi-channel television and telephony systems or programming services malfunctioning or failing to operate.

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of UIH established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of the business of the Company. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

The Task Force has established a three-phase program to address potential Year 2000 problems:

     (a) Identification Phase: identify and evaluate computer systems and other devices (e.g. headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.
     (b) Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.
     (c) Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

As of November 5, 1998, 66.0% of the operating systems of the Company have completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 63.5% of the items identified by the Company during the Identification Phase as to Year 2000 compliance. Of the items researched, 60.8% are either compliant or can be easily remediated without significant cost to the Company. Currently, the Task Force expects to complete its research on substantially all of the items identified during first quarter 1999. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance with Year 2000 by mid-1999 and should not require material remediation or replacement.

The Task Force has targeted mid-1999 for commencement of the Testing Phase. At this time, the Company anticipates that all material aspects of the program will be completed before January 1, 2000. Currently, UIH is managing the program with its internal Task Force. During the Implementation Phase, the Task Force will also be evaluating the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use external resources, such resources may not, however, be available.

In addition to its program, UIH is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted UIH in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all of its members.

THIRD PARTY DEPENDENCIES. The Company believes its largest Year 2000 risk is its dependency upon third-party products. Two significant areas on which the Company's systems depend upon third-party products are programming and telephony interconnects. The Company does not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and the Company would not be able to provide its services to its customers. The Company is in the process of communicating with these parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses to such communications have been limited and the responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, the Company is unable to assess the risk posed by its dependence upon such third parties' systems. The Task Force is considering certain limited contingency plans, including preparing back-up programming and stand-by power generators. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs.

The Task Force is working closely with the manufacturers of the Company's headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the Company's operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such process is not wholly within the control of the Company or its systems. With respect to billing and customer care systems, the Company uses standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary throughout 1998 and 1999, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

COSTS OF COMPLIANCE. The Task Force has not yet determined the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of its business, the Company has made substantial capital adjustments over the past few years in improving its systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has identified certain replacement and remediation costs for the Company which are currently estimated at $0.2 million. Although no assurance can be made, the Company believes that the known Year 2000 compliance issues can be remedied without a material financial impact. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, the Company can not predict the financial impact it will incur if Year 2000 problems are caused by third parties upon which its systems are dependent or experienced by entities in which it holds investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on the operations and financial condition of the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------




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



UIH AUSTRALIA/PACIFIC, INC.



Date:      November 16, 1998
           ---------------------------------------

By:        /S/ Valerie L. Cover
           ---------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)