Form 10-K405
period 1998-12-31
UIH AUSTRALIA PACIFIC INC
filed 1999-03-31
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The Company has no publicly-trading shares of capital stock. As of March 29, 1999, the Company had 17,810,249 shares of common stock outstanding.

                                                UIH AUSTRALIA/PACIFIC, INC.
                                             1998 ANNUAL REPORT ON FORM 10-K

                                                    Table of Contents


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                                         PART I
Item 1.       Business....................................................................................         2

Item 2.       Properties..................................................................................        18

Item 3.       Legal Proceedings...........................................................................        18

Item 4.       Submission of Matters to a Vote of Security Holders.........................................        19

                                                         PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters...................        20

Item 6.       Selected Financial Data.....................................................................        20

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......        21

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................        32

Item 8.       Financial Statements and Supplementary Data.................................................        35

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        35

                                                         PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................        56

Item 11.      Executive Compensation......................................................................        58

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................        62

Item 13.      Certain Relationships and Related Transactions..............................................        62

                                                         PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................        63

                                                              PART I

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
------------------------------------

UIH Australia/Pacific, Inc. (the "Company") is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating companies CTV Pty Limited and STV Pty Limited (collectively, "Austar"), the Company is the largest provider of multi-channel television services in regional Australia, where it operates multi-channel multi-point distribution systems ("MMDS") and markets a satellite-delivered direct-to-home ("DTH") service in franchise areas encompassing approximately 2.1 million television homes, or 30.0% of the total Australian market. In addition, the Company, through its 65.0%-owned New Zealand operating company Saturn Communications Limited ("Saturn"), is constructing a wireline cable and telephony system in and around Wellington, New Zealand, a market representing approximately 141,000 television homes. The Company's other assets include a 25.0% interest in XYZ Entertainment Pty Limited ("XYZ Entertainment"), a programming company that provides five channels to the Australian multi-channel television market; up to a 90.0% economic interest in Telefenua S.A. ("Telefenua"), the only provider of multi-channel television services in Tahiti, with MMDS in a market of 31,000 television homes; and a 100% interest in United Wireless Pty Limited ("United Wireless"), an Australian company providing wireless mobile data services primarily in Sydney and Melbourne.

The Company, a Colorado corporation and a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is an indirect 98.0%-owned subsidiary of United International Holdings, Inc. (together with all of its subsidiaries other than the Company and the Company's subsidiaries, "UIH"), was formed on October 14, 1994. Immediately prior to the May 1996 offering of the Company's 14.0% senior discount notes due 2006 (the "May 1996 Notes"), certain subsidiaries of UIH that held interests in Australia, New Zealand and Tahiti were merged with and into the Company. The information in this annual report on Form 10-K has been prepared as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interests in multi-channel television, programming and mobile data companies in Australia, New Zealand and Tahiti since inception. The Company, as presented in this manner, commenced operations in January 1994 when UIH began its development-related activities in the Asia/Pacific region. UIH transferred the net assets of the above mentioned subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company. The Company, in turn, reflected these transfers as capital contributions from the parent company.

HISTORY OF ACQUISITIONS

In 1994, the Company acquired, through directly and indirectly held interests, an effective 50.0% economic interest in two newly-formed companies that constitute Austar. In December 1995, the Company acquired from other shareholders of Austar an additional interest in Austar, thereby increasing its total economic interest in Austar to 90.0%. In May 1996, as a result of additional equity contributions, the Company's economic interest in Austar was increased to 94.0%, which was subsequently increased to 96.0%. In October 1996, the Company acquired the remaining 4.0% economic interest in Austar. In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corp.
("Century"), for $6.2 million of UIH's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock"). ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

In July 1994, the Company acquired a 50.0% interest in Saturn, which at the time owned only a small cable television system outside of Wellington. Since the Company's initial investment, Saturn has begun construction of a hybrid fiber coaxial ("HFC") cable network planned to pass 141,000 homes in the greater Wellington area. In July 1996, the Company acquired the remaining 50.0% interest in Saturn in exchange for a 2.6% interest in the Company, which was exchanged for a 2.0% interest in UAP in May 1997. In July 1997, SaskTel Holdings (New Zealand) Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing approximately New Zealand $("NZ$")29.9 million ($19.6 million) for its shares (the "Saturn Transaction").

In October 1994, the Company and Century formed XYZ Entertainment, each retaining a 50.0% interest. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV") to hold their investments in XYZ Entertainment. In September 1995, a 50.0% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25.0%. In September 1998, UAP (the Company's parent) acquired the assets in CUPV held by Century.

In September 1995, the Company purchased a 100% interest in United Wireless. The Company has since continued the development and funding of United Wireless' business.

RELATIONSHIP WITH UIH

The Company is an indirect, 98.0%-owned subsidiary of UIH, a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. In addition to the Company, UIH's operations include its interest in United Pan-Europe Communications N.V. ("UPC"), the largest privately-owned multi-channel television operator in Europe, as well as its other investments in Europe, Asia and Latin America. As of December 31, 1998, UIH's networks reached 9.4 million homes and served 4.4 million video subscribers, over 138,000 telephony access lines and 20,000 broadband data accounts.

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

                                             UIH Australia/Pacific, Inc.
           Operating                                                                                        Ownership
             System                            Principal Business                                           Percentage
         --------------          ---------------------------------------------------------------------      ----------
         Austar                  Regional Australia, MMDS and DTH multi-channel systems                        100.0%
         United Wireless         Australia, wireless mobile data services                                      100.0%
         Telefenua               Tahiti and Moorea, MMDS                                                        90.0%
         Saturn                  Greater Wellington, New Zealand area, wireline cable/telephony system          65.0%
         XYZ Entertainment       Australian programming                                                         25.0%

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

The Company operates in the multi-channel television and telecommunications industry through investing in, acquiring and managing multi-channel television, telephony and programming operations. The Company's reportable segments are the primary countries in which it operates: Australia, New Zealand and Tahiti. These reportable segments are managed separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. For additional information applicable to this Item, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data."

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

OVERVIEW

The Company is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating company Austar, the Company is the largest provider of multi-channel television services in regional Australia, where it operates MMDS and markets a DTH service in franchise areas encompassing approximately 2.1 million television homes, or 30.0% of the total Australian market. In addition, the Company, through its 65.0%-owned New Zealand operating company Saturn, is constructing a wireline cable and telephony system in and around Wellington, New Zealand, a market representing approximately 141,000 television homes. The Company's other assets include a 25.0% interest in XYZ Entertainment, a programming company that provides five channels to the Australian multi-channel television market; up to a 90.0% economic interest in Telefenua, the only provider of multi-channel television services in Tahiti, with MMDS in a market with 31,000 television homes; and a 100% interest in United Wireless, an Australian company providing wireless mobile data services primarily in Sydney and Melbourne.

The Company believes that it is well-positioned to capitalize on the rapidly increasing demand for multi-channel television and telephony services in Australia and New Zealand. As of December 31, 1998, excluding project-level financing, the Company had invested $380.8 million in its networks and operating infrastructure and had launched service in each of its markets. As of December 31, 1998, the Company's multi-channel television operating systems had an aggregate of approximately 2.1 million television homes serviceable and approximately 301,000 subscribers, compared to approximately 1.6 million television homes serviceable and approximately 206,000 subscribers as of December 31, 1997 (with a substantial majority of such growth resulting from Austar's expansion). During this same period, programming subscribers of XYZ Entertainment increased from approximately 577,000 at December 31, 1997 to approximately 700,000 at December 31, 1998. While the Company expects that a substantial portion of its expected growth will come from the continued development of Austar, the Company is also anticipating significant growth by its New Zealand multi-channel television and telephony business and its programming business, each of which the Company believes has attractive growth prospects.

The following table sets forth certain unaudited operating data:

                                                                         As of December 31, 1998
                                               -----------------------------------------------------------------------
                                                                                  Basic                       Economic
                                                 Homes in         Homes        Subscribers/       Basic      Ownership
                                               Service Area    Serviceable        Lines        Penetration    Interest
                                               ------------    -----------     ------------    -----------   ---------
     Multi-channel TV Subscribers:
       Austar.........................           2,085,000      2,083,108         288,721         13.9%       100.0%
       Saturn.........................             141,000         40,950           6,010         14.7%        65.0%
       Telefenua......................              31,000         20,128           6,125         30.4%        90.0%
                                                 ---------      ---------         -------
         Total........................           2,257,000      2,144,186         300,856
                                                 =========      =========         =======
     Telephony Lines:
       Saturn (1).....................             141,000         35,935           7,360         20.5%        65.0%
                                                 =========      =========         =======
     Programming Subscribers:
       XYZ Entertainment..............                N/A(2)          N/A         699,867(3)        N/A        25.0%
                                                 =========      =========         =======

                                                                         As of December 31, 1997
                                               -----------------------------------------------------------------------
                                                                                  Basic                       Economic
                                                 Homes in         Homes        Subscribers/       Basic      Ownership
                                               Service Area    Serviceable        Lines        Penetration    Interest
                                               ------------    -----------     ------------    -----------   ---------
     Multi-channel TV Subscribers:
       Austar.........................           1,635,000      1,589,000         196,205         12.3%       100.0%
       Saturn.........................             141,000         23,518           3,059         13.0%        65.0%
       Telefenua......................              31,000         20,128           6,304         31.3%        90.0%
                                                 ---------      ---------         -------
         Total........................           1,807,000      1,632,646         205,568
                                                 =========      =========         =======
     Programming Subscribers:
       XYZ Entertainment..............                 N/A(2)         N/A         577,205(3)        N/A        25.0%
                                                 =========      =========         =======

     (1) In April 1998, Saturn launched business and residential telephony services in the Wellington, New Zealand area.
     (2) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers.
     (3) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

AUSTAR (AUSTRALIA)

Austar is the largest provider of multi-channel television services in regional Australia. Austar's market of 2.1 million homes in Australia represents households outside Australia's six largest cities. Austar experiences competition for pay television services in only 3.0% of its market.

In 1998, the pay television industry in Australia underwent significant upheaval brought about by the bankruptcy of Australis Media Limited ("Australis"). Speculation surrounding Australis' financial condition early in the year culminated in this company being placed in the hands of receivers in May 1998. Austar had received the majority of its basic programming channels through Australis ("the Galaxy package") and had also relied on Australis for the provision of a satellite signal to its subscribers. Following the collapse of Australis, new program contracts were negotiated directly with program suppliers and a joint venture was negotiated with Cable and Wireless Optus Limited ("Optus") for the provision and operation of a satellite platform.

Another significant event was Austar's purchase of ECT in July 1998 consisting of approximately 9,000 subscribers as well as various transmission equipment and MMDS licenses. Furthermore, Austar was able to access an additional 0.5 million households located in ECT's operating area on the east coast of Australia and in the state of Tasmania. Austar began sales and marketing initiatives in these regions in August 1998.

OPERATING AND GROWTH STRATEGY. Due to the relatively small size and low housing densities, which characterize Austar's markets, Austar is primarily utilizing MMDS and DTH wireless technologies to deliver its service. In its metropolitan markets, Austar offers both an MMDS service and a DTH service (where the MMDS signal cannot be received). Austar constructs and owns the MMDS transmission facilities and installs and retains ownership of all the in-home subscriber equipment. In its non-metropolitan markets, Austar is marketing only the DTH service and installs and retains ownership of the in-home subscriber equipment. Approximately 70.0% of the television homes in Austar's service area are in metropolitan markets with sufficient size and density to justify the construction of MMDS networks. Austar owns virtually all of the licenses in the MMDS spectrum currently available in these markets for the provision of MMDS services. Because MMDS service is less expensive to install than DTH, Austar services customers in these metropolitan markets with its MMDS service whenever possible. Approximately 30.0% of homes in these metropolitan markets, however, are out of the line of sight of Austar's MMDS networks. There are less densely populated areas outside its metropolitan markets that are more effectively serviced by DTH technology. In addition, Austar has constructed a wireline cable network in Darwin, a market containing approximately 27,000 serviceable homes, where dense vegetation makes an MMDS service impractical.

The deployment of MMDS networks in combination with DTH has allowed Austar to roll out its service quickly and achieve rapid subscriber growth. Austar believes that the ability to be the first provider of multi-channel television services in its markets has allowed it to establish a significant market presence and strong brand awareness, factors which management believes provide it with a competitive advantage. Austar is currently the only provider of multi-channel television services in substantially all of its franchise areas. See "Austar - Competition."

As of December 31, 1998, Austar had launched service in all of its metropolitan and non-metropolitan markets. The following table sets forth the summary operating statistics in Austar's markets:

                                                                As of December 31,
                                                     --------------------------------------
                                                       1998           1997          1996
                                                     ---------      ---------     ---------
     Homes in service area:
       Metropolitan homes....................        1,527,000      1,103,000       997,000
       Non-metropolitan homes................          558,000        532,000       532,000
                                                     ---------      ---------     ---------
         Total...............................        2,085,000      1,635,000     1,529,000
                                                     =========      =========     =========

     Net annual gain in basic subscribers....           92,516         92,758        98,243
     Total basic subscribers.................          288,721        196,205       103,447

Austar has entered into contracts with a number of service companies to install MMDS receivers, DTH satellite dishes and set-top decoders.

Currently, variable installation and equipment costs for each MMDS and DTH subscriber are approximately $378 and $648 per subscriber, respectively. These subscriber costs are partially offset by the Company's metropolitan and non-metropolitan installation charges of $10 to $50 and $75, respectively. Austar retains ownership of all MMDS and DTH customer premises equipment.

PRICING. In September 1998, Austar began tiering the services provided to its customers. The ability to tier the majority of channels became available following the collapse of Australis through which Austar had previously purchased programming. The Company believes Austar's ability to tier services is a valuable tool in ensuring its product meets customer value expectations, as they are able to select programming in accordance with their interests. Tiering also provides customers with a lower basic entry point that both enhances sales opportunities and helps reduce the level of customer churn. At December 31, 1998, Austar's pricing was:

                                                     MMDS    DTH
                                                      A$      A$
                                                    -----   -----

          Basic Service........................     31.95   35.95
          Movie Tier...........................     10.95   10.95
          World Movies.........................      6.95    6.95
          Adults Only (Pay per Night)..........      6.95    6.95
          Pay-per-View Events..................     24.95   24.95

MARKETING; CUSTOMER SUPPORT. Austar has focused its marketing and sales efforts to support its strategy of rapid penetration of its markets. Austar has developed a comprehensive marketing and sales organization consisting of an average of over 250 direct sales representatives and over 250 national customer service and telemarketing personnel. The direct sales force, which operates out of local offices in each of Austar's metropolitan markets, is currently generating sales of over 3,000 subscriptions per week. The sales force at Austar's National Customer Operations Centre ("NCOC") is currently generating sales of approximately 3,250 subscriptions per week from inbound and outbound calls. This sales organization is supported by an integrated marketing program of television, radio and print advertising.

The NCOC is a state-of-the-art fully integrated subscriber management system featuring a sophisticated digital wide-area network, Cable Data's Intelecable platform, an automated response unit and predictive dialer technology. The NCOC currently services all of Austar's MMDS and DTH subscribers and has the capacity to service all future customers. Incoming calls from all of Austar's markets are directed to the NCOC where customer service representatives provide sales and service information. The NCOC currently handles an average of approximately 5,000 calls per day but has scalable capacity to handle at least 7,000 calls per day. The NCOC facility currently employs over 250 customer service professionals, which Austar intends to increase as its subscriber base grows in its franchise areas.

Austar's monthly "churn" (calculated as total disconnects as a percentage of average subscribers) averaged 3.9% during 1998, 4.2% during 1997 and 5.4% during 1996. Austar believes that this ratio is likely to continue to decline in the future, although there can be no such assurances. Factors which Austar believes will contribute to the decline in customer churn include: the continued enhancement of the price value relationship as more content is added and the existing content improves, the tiering of services and tailoring packages to customers, a further reduction in the level of product sampling in a maturing market, the introduction in 1998 of customer contracts and improved customer communications combined with loyalty programs.

PROGRAMMING. Following the Australis bankruptcy, Austar was able to negotiate new program contracts with existing and new program suppliers. This gave Austar the ability to enhance the program line-up and tier services. To promote this initiative, a re-launch of Austar's service took place in October 1998. Since the re-launch, Austar's basic DTH package consists of the following channels:

         Channel                                     Programming Genre
         -------                                     -----------------
         Fox Sports I.......................         sports
         Fox Sports II......................         sports/exclusive Rugby League games
         TV-1...............................         general entertainment
         Discovery..........................         documentary, adventure, history & lifestyle
         Nickelodeon/Nick at Nite...........         children's and family entertainment
         Arena..............................         general entertainment
         Channel [V]........................         music video
         Lifestyle..........................         personal and home improvement
         Thecomedychannel...................         comedy
         Weather 21 (1).....................         weather station
         BBC World (1)......................         world news
         CNBC...............................         business news
         CNN International..................         international
         Sky Racing.........................         horse racing
         National Geographic................         documentaries
         TNT (1)............................         library movies
         Cartoon Network....................         cartoons
         CMT................................         country music videos
         TVSN (1)...........................         shopping
         Main Attraction (1)................         pay-per-view events

         The following programming is available on various tiered bases:

         World Movies.......................         foreign language
         Adults Only (1)....................         adult viewing
         Showtime...........................         premium feature movies
         Encore.............................         library movies (covering 60's, 70's,  80's & classics)
         Movie One (1)......................         premium feature movies
         Movie Extra (1)....................         premium & library movies
         Movie Greats (1)...................         library movies
         Movie Vision.......................         premium and classic movies

         Austar also offers an eight-channel "Digital Radio" service to its DTH customers.

        (1)  Not available to MMDS subscribers.

FOXTEL  PROGRAMMING  AGREEMENT.  In May 1998,  Austar and Foxtel  Management Pty
Limited ("Foxtel") negotiated a programming agreement with a term ending December 2007. Under the Foxtel Programming Agreement, Foxtel provides Austar with TV-1, Showtime and Encore. Showtime and Encore broadcast new release and classic movies (from the film libraries of Fox Studios, Paramount Pictures, Sony/Columbia and Universal Studios) and are purchased as a package. The programming rights are exclusive to Austar throughout its service region (except for cable subscribers). In a separate agreement with Foxtel, two sports channels, Fox Sports I and II, are purchased. Fox Sports is a joint venture with Fox and Liberty Sports, and provides coverage of both international and local sporting events. Fox's live sports programming includes rights to certain international cricket and live/delayed telecast rights to Rugby League, Rugby Union, English Premier League (and other European/Global soccer), as well as the National Australian Basketball League, US Major League Baseball, NBA and NFL.

OPTUS PROGRAMMING AGREEMENT. Austar currently sources Movie Vision under a program supply agreement with Optus Vision Pty Limited ("Optus Vision") which consists of three 24-hour channels comprising premium and classic movies from MGM, Disney, Warner and Dreamworks. The agreement expires 2007 and is on a non-exclusive basis.

SATELLITE PLATFORM JOINT VENTURE. Prior to 1998, Austar had contracted with Australis by way of a franchise agreement for the majority of its basic programming channels and for the provision of a satellite signal to its subscribers. Australis had in turn contracted with Optus Network Pty Limited ("Optus Network") for the use of transponders on the Optus B3 satellite. The Optus B3 satellite has 15 transponders, 7 of which deliver high performance digital beams with the capacity to deliver up to 14 digital pay television channels. In anticipation of Australis's collapse, UIH held negotiations with Optus Network for the establishment and operation of a satellite platform joint venture. During 1998, when Australis went into receivership, satellite transmission platforms were effected without any loss of signal to Austar's DTH or MMDS subscribers. Futhermore, in the later half of 1998, the Satellite Platform Joint Venture successfully negotiated an agreement which would allow Foxtel to become a customer of the joint venture. In practice, the management of the platform is conducted jointly among UIH, Optus Network and Foxtel. A contract for the establishment and management of the Satellite Platform encompassing all three parties was signed in December 1998.

OTHER AUSTAR PROGRAMMING. Austar purchases five channels from XYZ Entertainment. The five channels are Discovery, Nickelodeon, Lifestyle, Channel [V] and Arena. XYZ Entertainment's program suppliers include Fox, Viacom, Discovery Communications and Nickelodeon. Additional programming is sourced from a number of independent sources, and includes CMT, CNN, TNT, Sky Racing and Thecomedychannel. This programming is sourced at price levels the Company believes are competitive. In addition, UIH has established separate joint ventures for the production and supply to Austar of a weather (Weather 21) and adults only channel.

The programming agreements with Foxtel, Optus Vision, XYZ Entertainment and other distributors provide Austar subscribers access to all available significant programming content in Australia. The Company believes that both Foxtel and Optus Vision derive significant benefits from their relationship with Austar, including their ability to receive programming revenues without build-out costs and an ability to meet their own minimum subscriber targets under certain programming agreements.

COMPETITION. The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometre in Australia's largest cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While the Company believes household densities could potentially support wireline cable construction in areas representing approximately 20.0% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and, where appropriate, could construct wireline cable systems.

With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market, Austar does not currently have any operational subscription television competitors in its markets. At December 31, 1998, Austar had 23,000 subscribers in the Gold Coast and estimates that Foxtel has 13,000 subscribers in this market.

Approximately   558,000  of  Austar's  2.1  million   franchise   homes  are  in
non-metropolitan markets that generally have densities of fewer than 25 households per square kilometer. As a result, the Company believes that these markets can only be served economically with DTH technology. Austar has the exclusive right from its programming suppliers to market key movie, sports and general entertainment programming in these non-metropolitan markets. In addition, Austar believes it has an additional competitive advantage in offering DTH service in these markets because over 50.0% of its serviceable homes are within a 50 kilometer radius of its metropolitan markets, where it has available sales personnel and installation technicians. Accordingly, Austar believes its cost to market and install subscribers in these areas should be below that of any potential competitor without similar infrastructure in place.

Management believes that Austar has established a significant subscriber base, strong brand awareness and substantial operational and marketing infrastructure, factors that provide it with a competitive advantage.

MANAGEMENT  AND  EMPLOYEES.   Austar's  senior  management   includes  five  UIH
employees. Austar and UAP are parties to a 10-year technical assistance agreement, renewable for up to an additional 15 one-year terms, pursuant to which Austar pays UAP a monthly fee equal to 5.0% of its gross revenues through the term of the agreement, for the provision of various management and technical services. In addition, Austar reimburses UIH for certain direct costs incurred by UIH, including the salaries and benefits relating to the senior management team.

As of December 31, 1998, Austar had over 700 employees. Substantially all of Austar's employees are parties to an "award" governing the minimum conditions of their employment including probationary periods of employment, rights upon termination, vacation, overtime and dispute resolution.

SATURN (NEW ZEALAND)

The Company owns 65.0% of Saturn, which launched service on the initial portions of its HFC network that will allow it to provide multi-channel television services as well as business and residential telecommunications services in the greater Wellington area, encompassing 141,000 homes. Wellington is New Zealand's capital and second largest city. The Company launched service in portions of this system in September 1996 and expects construction to be completed by late 1999. Saturn launched a full complement of telephone services to both residential and business markets in April 1998. As of December 31, 1998, Saturn's activated networks passed approximately 41,000 homes and provided service to approximately 13,000 subscribers, including cable and telephone. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 500,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets.

MARKET OVERVIEW. The Company believes that New Zealand, a market of 1.2 million homes, is attractive for a new local operator that can provide combined video, voice and data services over a high bandwidth network. New Zealand has a demographic profile similar to Australia including high per capita income and strong television, VCR, PC and cellular telephone penetration rates. Wellington City has over 50.0% PC penetration and over 20.0% of homes subscribing to the internet. In addition, New Zealand imposes virtually no pricing regulation and only limited program content regulation and permits operators to offer combined and bundled multi-channel television, telephony service and internet access over one network. There is currently only one significant multi-channel television provider that offers a five-channel UHF-delivered subscription service and one other local phone service provider.

OPERATING AND GROWTH STRATEGY. Saturn is constructing a 750MHz HFC network designed to service 500 homes per node with each home drop overlaid with copper telephony plant. This architecture allows the integrated delivery of pay television, telephony, internet access, high speed data and future interactive services. The majority of Saturn's plant, approximately 1,600 kilometers, will be constructed on aerial utility poles which generally allow for quicker and more cost-effective network construction than underground wireline. In addition, because Wellington zoning generally permits only a single additional communications cable on its aerial utility poles, Saturn's status as first operator on such poles may limit use of these poles by other communications providers. Saturn has an interconnect agreement that allows it to provide local residential and business telephone services. Because the only significant multi-channel television competitor in the Wellington market offers a UHF-delivered service that is limited to only five channels, and an expensive 20 channel satellite service, management believes it will be able to build a significant customer base by offering an attractive basic programming line-up of over 25 channels at competitive prices, as well as pay-per-view movies, local and long distance telephony services and internet services. Saturn also provides local and long distance telephone service to business customers as well as enhanced services such as Centrex and a cable modem service. By bundling subscription television, telephony and internet services, Saturn is able to offer pricing discounts across all services, which is proving to be a key competitive advantage over competitors that offer only one of these services.

PROGRAMMING. Saturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. Saturn is currently offering a single tier of service consisting of 25 channels and is negotiating with a number of programming services to expand its channel offering. The following is a list of the programming currently offered by Saturn in its basic package:

         Channel                                     Programming Genre
         -------                                     -----------------
         TV1, TV2, TV3, TV4.................         general entertainment (retransmitted)
         ONTV...............................         Saturn community channel
         BBC World..........................         world news
         CNBC...............................         world financial news
         CNN International..................         world news
         MCM................................         music video
         Discovery..........................         science and nature
         National Geographic................         culture and nature
         Animal Planet......................         animal entertainment
         TNT................................         classic movies
         Cartoon Network....................         children's cartoon programming
         Trackside..........................         TAB racing
         Kidzone............................         local children's programming
         Weather Channel....................         live weather from NZ MetService
         Program Guide......................         programming line-up
         TVSN...............................         shopping
         CMTV...............................         country music video
         Elijah Television..................         non-denominational religious programming
         Worldnet...........................         U.S. information service news and science
         Saturn SportsNet...................         local/international sports
         The Golf Channel...................         24 hours of golf events/news
         Saturn Showcase....................         Saturn programming channels (split screen)

Saturn also offers 19 channels of new release pay-per-view ("PPV") movies, branded Saturn Home Cinema provided by four leading Hollywood studios. Saturn has been achieving over 100% PPV buy rates per subscriber.

TELEPHONY SERVICES. Saturn offers a full, feature rich telephone service that is a competitive alternative to Telecom New Zealand ("Telecom"), the incumbent telephony provider.

         Residential Services:
         ---------------------
           Local access
           Long distance
           Full suite of switched based features (e.g., voicemail, call waiting, last number dialed, etc.)
           Dial-up internet access

         Business Telephony Services:
         ----------------------------
           Local access
           Long distance service
           Full suite of switch based features
           Centrex services
           High speed cable modem service

PRICING. With its unique bundle of services, Saturn can offer a number of attractive multiple service bundles, ranging from an entry level package of cable television service, plus local telephone access and free local calls, for NZ$27 per month to a package of two telephone lines (free local calls), cable television service and unlimited internet usage for NZ$53 per month. Saturn is able to offer a savings of 30.0% based on a customer buying the services from multiple providers. These bundles are proving a very effective means to drive penetration and increase revenue per home. Sky TV ("Sky"), Saturn's primary competitor, charges subscribers a monthly rate of approximately NZ$31 for five channels of UHF programming with a one-time installation fee of NZ$29 per subscriber. Sky's digital satellite service is more expensive and has an installation fee of NZ$350. Saturn's residential and business telephony services are priced 10.0% to 15.0% below Telecom's standard rates even though Telecom is offering range discounts. The Company believes that Saturn's internet rates are some of the most price competitive in the country.

MARKETING; CUSTOMER SUPPORT. Saturn's marketing strategy uses promotion techniques proven in existing subscription television markets such as the U.S. and Europe, including direct sales campaigns (door-to-door selling), direct mail and telemarketing supported by a mass media brand awareness program. Saturn already enjoys very high and positive brand awareness in the market. There is considerable interest in purchasing its products and services. Direct sales have proven to be the most effective technique in other new build markets, particularly in areas where multi-channel television is in its introductory stage. Each of these techniques aims to communicate the selling points of the telephone service, cable television and internet services and in particular the advantages of purchasing multiple services from one provider. Homes are released for marketing on a node by node basis as construction is completed, which allows for a very targeted marketing program tailored to the unique demographic profile of the territory and enables Saturn to capitalize on the product awareness resulting from its construction efforts. Saturn's sales strategy is designed to include an emphasis on the bundled offering and to capitalize on the value, quality and customer service advantages associated with a one-stop service provider. Saturn has established a national customer services center at its corporate headquarters in Wellington. The call management technology employed by Saturn is scaleable and can be configured to support a national network expansion. In addition, Saturn is currently developing a sophisticated marketing database to assist the sales force in a targeted sales approach in future marketing campaigns.

COMPETITION. Saturn's major telephony competitor is Telecom, New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75.0% of national and international toll revenues and 90.0% of cellular revenues. During 1996 and 1997, Telecom constructed an HFC network to 70,000 homes in various parts of New Zealand and began offering a pay TV service. In 1998, Telecom discountinued its pay television service and Telecom now appears to be pursuing an asymmetrical digital subscriber line ("ADSL") strategy for high speed internet access.

There are currently four broadcast networks in New Zealand as well as several other free-to-air regional channels. The largest provider of subscription television services in New Zealand is Sky, which operates a five-channel encrypted UHF subscription television service and has recently launched a 20-channel digital satellite service. Although Sky offers a popular sports channel on an exclusive basis, the Company believes Sky does not currently offer value and programming diversity or television/telephony bundling that Saturn offers.

MANAGEMENT AND EMPLOYEES. UIH has appointed three of its employees to senior management positions at Saturn including Saturn's chief executive officer. Saturn reimburses UIH for certain direct costs incurred by UIH, including the salaries and benefits relating to these senior management positions. In addition, Saturn and UAP are parties to a technical assistance agreement, pursuant to which Saturn pays UAP a monthly fee equal to 2.5% of its gross revenues for the provision of various technical, administrative and operational services.

As of December 3l, 1998, Saturn had approximately 260 employees. Substantially all of Saturn's employees are parties to a collective employment contract governing certain conditions of their employment including probationary periods of employment, termination, redundancy, overtime, holidays, leave and dispute resolution.

XYZ ENTERTAINMENT (AUSTRALIAN PROGRAMMING)

In October 1994, the Company and Century formed XYZ Entertainment, each retaining a 50.0% interest. In June 1995, the Company and Century formed the 50/50 joint venture, CUPV, to hold their investments in XYZ Entertainment. In September 1995, a 50.0% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25.0%. In September 1998, UAP (the Company's parent) acquired the assets in CUPV held by Century.

Through its interest in XYZ Entertainment, the Company provides five channels (the "XYZ Channels") which consist of the following:

     Channel                                                    Programming Genre
     -------                                                    -----------------
     Discovery................................................  documentary, adventure, history and lifestyle
     Nickelodeon/Nick at Nite.................................  children's educational, entertainment and cartoons/family-
                                                                   oriented drama and entertainment
     Channel [V]..............................................  music video with local presenters
     Arena....................................................  drama, comedy, general entertainment, programming and library movies
     Lifestyle................................................  personal and home improvement

XYZ Entertainment provides the XYZ Channels to a subsidiary of Austar, which in turn supplies them to Austar and Foxtel. The XYZ Channels are available to the majority of Australia's approximately six million television households, including all households marketed via MMDS and DTH by Austar and Foxtel. The XYZ Channels are also distributed to Foxtel for cable distribution pursuant to a carriage agreement between Foxtel and Austar that has been warranted to XYZ Entertainment as having a term through 2020. XYZ Entertainment's agreement with Austar provides for fixed per subscriber prices. The Company understands the cable carriage agreement between Austar and Foxtel provides for substantial minimum subscriber guarantees. XYZ Entertainment currently receives monthly revenues of $3.15 per MMDS or DTH subscriber and $4.15 per Foxtel cable subscriber. Austar also has an agreement for the distribution of the XYZ channels to Optus Vision, although distribution has yet to commence. As of December 31, 1998, the XYZ Channels were distributed to approximately 700,000 multi-channel television subscribers.

OPERATING AND GROWTH STRATEGY. XYZ Entertainment is an independently managed venture which purchases, edits, packages and transmits programming for the XYZ Channels in exchange for a monthly fee per subscriber. The Company manages Arena and the Lifestyle channel; the Company and Foxtel manage Channel [V]; and the Company, together with Nickelodeon Australia, Inc. ("Nickelodeon"), manage the Nickelodeon/Nick at Nite channel. Each of these channels reports to a board comprised of the Company and Foxtel executives. The Discovery Channel is managed by Discovery Asia and distributed by XYZ Entertainment.

XYZ Entertainment is focusing its marketing efforts on creating, building and supporting channel identification and brand awareness. XYZ Entertainment's goal is to acquire quality programming that will engender viewer loyalty. In addition, XYZ Entertainment offers advertising on each of the XYZ Channels.

ACQUISITION OF PROGRAMMING. In July 1995, XYZ Entertainment and Discovery Asia executed a 12-year exclusive carriage agreement whereby a localized version of the Discovery Channel replaced the existing documentary channel developed by XYZ Entertainment. The Company believes that as a result of this arrangement, XYZ Entertainment is able to offer subscribers higher quality programming at a lower cost to XYZ Entertainment. XYZ Entertainment and Nickelodeon, a division of Viacom, are jointly producing and distributing an Australian version of Nickelodeon/Nick at Nite, which XYZ Entertainment began distributing in October 1995. XYZ Entertainment pays a monthly per subscriber license distribution fee that is shared equally by Nickelodeon and XYZ Entertainment. XYZ Entertainment acquires programming and produces interstitials for Arena, Lifestyle and Channel [V]. XYZ Entertainment has acquired a supply of programming for Arena and Lifestyle at prices its management considers to be favorable. XYZ Entertainment is pursuing supply agreements and potential joint venture arrangements with a number of other international programming suppliers.

In March 1997, XYZ Entertainment and Channel [V] Music Networks ("CVMN"), a joint venture between Star TV and several record companies including B.M.G., EMI, Sony and Warner Music, entered into an agreement to re-brand XYZ
Entertainment's music video channel under a license arrangement with the international music video channel, Channel [V]. The arrangement, which has a 10-year term, allows XYZ Entertainment to use the Channel [V] trademarks, interstitial materials and management and gives it access to Channel [V]'s favorable record programming arrangements. XYZ Entertainment has agreed to pay a management fee of approximately $0.7 million over the first two years as well as a licensing fee based on gross subscriber revenues, ranging from 2.5% for the first two years to 5.0% for the third through the tenth years. After the third year, CVMN shall have a one-year option to acquire a 20.0% interest in Channel [V] at a price equal to XYZ Entertainment's cost plus cost of capital at 11.5% per annum. Upon such acquisition, CVMN will offset its licensing fee against current and future profit shares.

EMPLOYEES. As of December 31, 1998, XYZ Entertainment had 79 employees and the Nickelodeon joint venture had 21 employees. The programming joint venture, CUPV, had 14 employees who provided management services to XYZ Entertainment.

TELEFENUA (TAHITI)

The Company has an up to 90.0% economic interest in Telefenua, which operates a 16 channel MMDS in a franchise area that, as of December 31, 1998, included approximately 20,000 serviceable homes. Telefenua is currently expanding its network by selectively adding beam benders and repeaters that will allow its signal to reach substantially all of the approximately 31,000 homes in its franchise areas. Telefenua had approximately 6,100 subscribers as of December 31, 1998, representing a 30.4% penetration rate. The Company is in litigation with its partners. During the fourth quarter of 1998, the Company determined it had suffered an other-than-temporary loss of control over Telefenua, which resulted in the deconsolidation of Telefenua at that time. See Item 3 "Legal Proceedings".

MARKET OVERVIEW. Tahiti and Moorea are the two largest and most populous islands of French Polynesia, a self-governing territory of the Republic of France. The French government contributes heavily to French Polynesia's economy and approximately one-third of Tahiti's population is employed by the national government. Television viewing alternatives are limited, but demand for television is strong as demonstrated by the country's high television and VCR penetration rates, 99.0% and 66.0%, respectively, and average per capita television viewing of nearly four hours per day. Prior to late 1994, television choice was limited to two government broadcast channels.

COMPETITION. Telefenua's only subscription television competitor is Canal Plus, which offers a single channel UHF service offering a combination of sports, movies and general entertainment programming. There is no existing competition in Tahiti from DTH services due to limited satellite coverage in the region and lack of available satellite-delivered French language programming.

MANAGEMENT AND EMPLOYEES. UAP and Telefenua are parties to a technical assistance agreement, whereby UAP has agreed to provide technical, administrative and operational assistance to Telefenua for reimbursement of expenses and a fee equal to 2.0% of Telefenua's gross revenue. Telefenua also has a similar technical assistance agreement with the Societe Francaise des Communications et du Cable S.A. ("SFCC"), Telefenua's immediate parent. Although UAP has assumed all of SFCC's rights and obligations under this agreement, SFCC is still entitled to receive from Telefenua 0.5% of Telefenua's gross revenues through the term of the agreement. The Company and Telefenua are currently in a dispute concerning services to be provided under the technical assistance agreement. See Item 3 "Legal Proceedings".

UNITED WIRELESS (AUSTRALIAN MOBILE DATA)

The Company owns a 100% economic interest in United Wireless which operates a nationally linked public wireless data network in Australia. United Wireless holds a unique position in the Australian market place as the only dedicated owner and operator of a packet-switched wireless data network.

BACKGROUND. The United Wireless network operates on Mobitex packet-switched technology, developed and licensed by Ericsson. Mobitex is a packet-switched technology designed specifically for data transmission. Today there are 24 other Mobitex public networks in operation throughout the world in addition to a number of private networks.

MARKET OVERVIEW. Australia has a rapidly expanding telecommunications markets, though most activity is in wireless voice communications, rather than data. Today there are two carriers operating wireless data networks, United Wireless and Telstra. There are also three carriers operating GSM voice networks which indirectly compete with United Wireless in the wireless data industry.

OPERATING AND GROWTH STRATEGY. The United Wireless network covers all metropolitan areas of Australia's mainland cities and major regional centers. Currently, United Wireless has deployed 25 base stations and is deploying additional stations over the next 12 months to increase its geographic coverage as well as addressing "black-spots" in existing coverage. United Wireless' network will cover an estimated 85.0% of the Australian population by the end of 1999.

MARKETING AND CUSTOMERS. United Wireless' targeted vertical markets are the transportation industry for fleet management requirements and the utility, fire and vending industries for fixed telemetry applications, including remote monitoring and reading of meters, fire panels, vending machines and other similar applications.

REVENUE AND PRICING. The majority of United Wireless' revenues to date has been on modem sales, connection revenues and monthly access and usage fees charged on a per terminal basis. The average telemetry customer pays approximately $17 per subscriber per month whereas in the transportation industry the average monthly revenue is approximately $56 per subscriber per month.

SALES. United Wireless has sales teams in Sydney, Melbourne and Brisbane whose approach has a two-pronged focus. The first are end-users in the transportation, utilities, fire and vending industries. United Wireless approaches these end-users with turn-key solutions for their wireless data communications requirements with system integrators brought in afterwards as value added partners to install, integrate and manage the end-solution. The second sales approach is to target and recruit systems integrators as value added partners who would act as the primary interface with potential customers. These system integrators develop specific customer applications which utilize United Wireless' network for their data transmission requirements.

COMPETITION. United Wireless believes that the Mobitex network technology provides certain advantages over other operating platforms including the following: (i) superior transmission quality and over-air data integrity, (ii) broader redundancy and security capabilities, (iii) larger base station coverage areas, (iv) lower maintenance and support requirements and (v) reduced communication costs associated with packet wireless technology.

In Australia, GSM is the major wireless network technology that competes with United Wireless. At present three carriers operate GSM networks - Telstra, Optus and Vodafone - and a fourth carrier, One Tel will be entering the market in the next twelve months. All, however, market their wireless data capabilities as a secondary focus to their voice capabilities.

Telstra is the only other operator of a packet-switched data network in Australia, offering the DataTAC network. DataTAC focuses on electronic funds transfer at point of sale ("EFTPOS") as its core business and does not compete with United Wireless in its core transportation market or in its telemetry markets.

In the transportation market, United Wireless also competes against traditional trunk radio networks, although United Wireless has an inherently superior technology for the transmission of data, especially where global position systems ("GPS") based requirements are specified.

MANAGEMENT AND EMPLOYEES. UAP and United Wireless are parties to a technical assistance agreement, pursuant to which UAP has agreed to provide technical, administrative and operational assistance to United Wireless and UAP receives a management fee equal to 5.0% of the gross revenue of United Wireless through December 2007. UIH has appointed the Chief Executive Officer of United Wireless, pursuant to the terms of this agreement. All costs related to the employment of this individual are reimbursed to UIH by United Wireless.

As of December 31, 1998, United Wireless had 21 employees.

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

DTH transmits encoded signals directly from a satellite to a subscriber's premises, where it is decoded. Currently in Australia, all DTH subscription television services are transmitted via the Optus Network Satellite using High Performance Beams ("HP Beams") covering certain geographic areas (commonly referred to as a satellite "footprint"). All of Austar's franchise areas are within the Optus Network Satellite footprint. Since this signal will be transmitted at a high power level and frequency utilizing MPEG II digital technology, its reception can be accomplished with a relatively small (26-35 inch) dish mounted on a rooftop or in the yard for the households located within the innermost satellite transmission footprint and with a slightly larger (35-47 inch) dish for the households located outside the innermost footprint. Austar is using DTH transmission technology for homes in its MMDS markets that are not reachable by its MMDS signals as well as for homes in its franchise areas where household densities do not support the construction of MMDS systems. Due to satellite coverage limitations, DTH service is currently not available in Tahiti. In New Zealand, Sky launched satellite services to New Zealand via the Optus Network Satellite in the second half of 1998.

A wireline cable television system is a network of coaxial or fiber-optic transmission cables through which programming is transmitted to a subscriber's premises from the system's head-end facility, which receives satellite and tape-delivered programming. Wireline cable television offers a wide bandwidth that generally allows the transmission of a larger number of channels than MMDS. When constructed with an HFC network, as the Company plans to do in New Zealand, the system's infrastructure can be used to deliver telephony and data services. The primary disadvantages of a wireline cable network are the higher costs of construction, especially in areas of low housing density, and the length of time required to construct the network. The Company is constructing wireline cable systems in New Zealand and, due to topography and housing densities, is constructing a wireline cable system in one market in Australia.

EMPLOYEES

The Company has no employees. Certain management, technical, administrative, accounting, tax, legal, financial reporting and other services for the Company are currently provided by UIH and UAP pursuant to the terms of a management agreement. In addition, UIH supplies certain employees to Austar, Saturn and United Wireless pursuant to technical assistance agreements with such operating companies. See Item 13 "Certain Relationships and Related Transactions."

CORPORATE ORGANIZATIONAL STRUCTURE

The Company is a holding company with no operations of its own. The Company holds majority economic interests in all of its operating companies other than XYZ Entertainment. Below is a summary of the Company's ownership interests in its operating companies.

AUSTAR

The Company holds a combined 100% economic interest in Austar, through direct and indirect holdings of convertible debentures and ordinary shares. The Company holds approximately 15.0% of the ordinary shares of Austar, which accounts for an approximately 0.3% economic interest. The Company holds all of Austar's convertible debentures, which accounts for an approximately 97.8% economic interest. In addition, through the Company's holdings of certain debentures of Salstel Media Holdings Pty Limited ("SMH") and Salstel Media Investments Pty Limited ("SMI"), which in turn hold ordinary shares of Austar, UAP has an additional effective 1.9% economic interest. Through contractual arrangements and pursuant to the terms of Austar's charter documents, the Company has the right to appoint all of the six voting directors of each company.

SATURN

In 1994, the Company acquired a 50.0% interest in Saturn, a New Zealand corporation. In July 1996, the Company acquired the remaining 50.0% interest in Saturn in exchange for a 2.6% common equity interest in the Company, which was exchanged for a 2.0% interest in UAP in May 1997. In July 1997, SaskTel purchased a 35.0% equity interest in Saturn, reducing the Company's interest in Saturn to 65.0%.

TELEFENUA

UIH-SFCC Holdings, L.P. ("UIH-SFCC"), a limited partnership wholly-owned by the Company, is the general partner of a limited partnership (the "Partnership") that owns 100% of the preferred stock of SFCC, representing approximately 40.0% of the share capital of SFCC. SFCC is the parent company of Telefenua, which owns and operates the multi-channel television system in Tahiti. As holder of 100% of the preferred stock of SFCC, the Partnership is entitled to certain preferential distributions by SFCC. Through its general partner's interest in the Partnership, UIH-SFCC will receive 90.0% of the distributions made by SFCC until UIH-SFCC has received the return of its investment plus a 20.0% cumulative compounded annual return, 75.0% of distributions until it has received the return of its investment plus a 40.0% cumulative compounded annual return and 64.0% of distributions thereafter. Once UIH-SFCC's total equity investment exceeds $10.0 million, further equity investments would not be entitled to the 90.0% and 75.0% distributions. Instead, equity investments above $10.0 million, to the extent not matched pro rata by the Company's partners, would increase the 64.0% that UIH receives after the preferential distributions are made on the first $10.0 million. As of December 31, 1996, UIH-SFCC had also advanced $7.0 million as a bridge loan to SFCC, approximately $5.0 million of which was converted into convertible debentures of SFCC, which are convertible into preferred stock of SFCC. During 1997, UIH-SFCC converted approximately $3.2 million of such debentures into preferred stock with the same terms as the existing preferred stock of SFCC, to bring UIH-SFCC's total equity investment to $10.0 million. UIH-SFCC has also invested $2.3 million in equipment, which has been leased to Telefenua. The Company is involved in litigation with its partners in the Partnership. During the fourth quarter of 1998, the Company determined it had suffered an other-than-temporary loss of control over Telefenua, which resulted in the deconsolidation of Telefenua at that time.
See Item 3 "Legal Proceedings".

UNITED WIRELESS

United Wireless is a wholly-owned subsidiary of the Company.

XYZ ENTERTAINMENT

The Company has an indirect 25.0% interest in XYZ Entertainment through its 50.0% interest in CUPV, an Australian corporation owned equally by the Company and UAP. CUPV holds a 50.0% interest in XYZ Entertainment.

For a discussion of risks associated with foreign operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

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

Saturn owns a head-end/switching and operations facility in Petone, located north of Wellington. Saturn also leases office and warehouse facilities for its headquarters in Petone. This lease expires in 2001 with a six-year renewal option.

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

The  territorial   government  of  Tahiti  (in  French  Polynesia)  had  legally challenged  the decree and authority of the Conseil  Superieur de  l'Audiovisuel

("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti then brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua. On November 25, 1998, the Conseil d' Etat cancelled the MMDS licenses awarded to Telefenua. Telefenua is in the process of seeking a new authorization. The Company has no reason to believe that a new authorization  will  not  be  granted.  If  Telefenua  does  not  obtain  a  new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

On July 14, 1998, UIH SFCC filed a complaint in the United States District Court for the District of Colorado, for damages for breach of contract, breach of fiduciary duty and to enforce UIH SFCC's rights as General Partner in UIH SFCC LP, a Colorado Limited Partnership which owns an interest in SFCC, the 100% parent of Telefenua. The three defendants are Loic Brigato, Winfred Anderson and Yoshiko Payne, limited partners of UIH SFCC LP. On September 27, 1998, UIH filed a parallel action in the District Court for the State of Colorado. Specifically, the complaints allege that the defendants have refused to abide by the terms of the Partnership Agreement and have taken actions highly detrimental to Telefenua. UIH SFCC seeks monetary damages, a decree of specific performance requiring defendants to perform their obligations and a constructive trust over defendants' partnership interest. Defendants have filed in the federal court action a motion to dismiss the complaint for lack of subject matter jurisdiction. There has been no decision issued as of this date. The Company intends to vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

ITEM 5.  MARKET FOR  THE  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

Upon its formation, the Company issued 100 shares of common stock to UAP's predecessor. In July 1996, the Company issued 387 additional shares of common stock to UAP as a stock dividend and 13 shares of common stock to Kiwi Cable Company BVI, Inc. ("Kiwi") in exchange for Kiwi's 50.0% interest in Saturn. In May 1997, UAP acquired the remaining 13 shares of the Company from Kiwi in exchange for a 2.0% interest in UAP. At that time, UAP owned all of the 500 shares of issued and outstanding common stock of the Company. In November 1997, the Company effected a stock split whereby the 500 shares of common stock then outstanding were exchanged for 13,864,941 shares of common stock. On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 private placement of $45.0 million aggregate principal amount of senior discount notes (the "September 1997 Notes") (collectively, the "Notes"), the Company issued warrants to purchase a total of 488,000 shares of its common stock to the holders of the Notes. Neither the common stock nor the warrants are listed on any exchange. On October 14, 1998, the Company issued 3,945,308 shares of its capital stock to UAP (the "Equity Sale") related to cumulative gross equity contributions to the Company of $70.0 million through that date.

The Company has paid no cash dividends since formation. The Company is a holding company with no independent operations of its own and, as such, its ability to pay cash dividends is dependent upon distributions from its operating companies. Such distributions are limited by contractual or other obligations of such operating companies. In addition, the ability of the operating companies to distribute funds may be limited by the current or future regulations of the countries in which they are located.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected consolidated financial data as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements. The data set forth below is qualified by reference to and should be read in conjunction with the Company's audited consolidated financial statements including the notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                For the Years Ended December 31,
                                                              --------------------------------------------------------------------
                                                                  1998          1997           1996          1995         1994
                                                              -----------   -----------    -----------   -----------   -----------
                                                                       (In thousands, except share and per share amounts)
   Statement of Operations Data:
     Service and other revenue............................    $   89,819    $   68,961     $   24,977    $    1,883    $       --
     System operating expense.............................       (71,149)      (52,703)       (22,865)       (3,230)           --
     System selling, general and administrative expense...       (49,738)      (50,006)       (32,665)       (2,482)           --
     Corporate general and administrative expense.........        (5,696)       (3,306)        (1,376)         (920)         (659)
     Depreciation and amortization........................       (97,140)      (80,802)       (36,269)       (1,003)           --
     Interest expense and other, net......................       (62,088)      (47,792)       (14,374)        4,898            --
     Share in results of affiliated companies, net........       (10,299)       (2,408)        (5,414)      (16,379)       (1,015)
                                                              ----------    ----------     ----------    ----------    ----------
     Net loss.............................................    $ (206,291)   $ (168,056)    $  (87,986)   $  (17,233)   $   (1,674)
                                                              ==========    ==========     ==========    ==========    ==========
     Basic and diluted net loss per common share..........    $   (14.02)   $   (12.12)    $    (6.44)   $    (1.28)   $    (0.12)
                                                              ==========    ==========     ==========    ==========    ==========
     Weighted-average number of shares outstanding........    14,718,857    13,864,941     13,670,832    13,504,453    13,504,453
                                                              ==========    ==========     ==========    ==========    ==========
   Other Data:
     Capital expenditures.................................    $   71,466    $  101,135     $  187,100    $    7,648    $        1


                                                                                          As of December 31,
                                                              --------------------------------------------------------------------
                                                                  1998          1997           1996          1995         1994
                                                              -----------   -----------    -----------   -----------   -----------
                                                                                           (In thousands)
   Balance Sheet Data:
     Cash, cash equivalents, restricted cash and
       short-term liquid investments......................    $      944    $   25,089     $   37,860    $    8,730    $       --
     Property, plant and equipment, net...................    $  122,968    $  183,101     $  193,170    $   27,630    $        1
     Total assets.........................................    $  216,032    $  279,032     $  319,323    $   99,295    $   24,084
     Senior discount notes and other long-term debt.......    $  424,726    $  387,094     $  250,057    $      742    $       --
     Total liabilities....................................    $  510,661    $  431,769     $  315,276    $   21,714    $       11
     Total stockholder's (deficit) equity.................    $ (294,629)   $ (164,153)    $    4,047    $   75,066    $   24,073

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations covers the years ended December 31, 1998, 1997 and 1996 and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such consolidated financial statements provide additional information regarding the Company's financial activities and condition.

Certain statements in this Report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, the Company's ability to secure adequate capital to fund system growth and development, risks inherent in the change over to the Year 2000 (including the Company's projected state of readiness and expected contingency plans for possible worst case scenarios), risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint venturers, and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report related to Year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

INTRODUCTION

The Company  currently holds (i) an effective 100% economic  interest in Austar,
(ii) a 65.0% interest in Saturn,  (iii) a 25.0%  interest in XYZ  Entertainment,
(iv) an up to 90.0% economic interest in Telefenua and (v) a 100% interest in United Wireless. Following its July 1996 acquisition of the remaining 50.0% interest in Saturn, the Company began consolidating the results of operations of Saturn, which had previously been accounted for using the equity method of accounting. The Company's interest in Saturn was reduced to 65.0% in July 1997 with the Saturn Transaction. Due to a change in an accounting principle, effective January 1, 1998, the Company discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting. However, the Company is currently discussing alternatives which would allow for the consolidation of Saturn. The Company accounts for its interest in XYZ Entertainment using the equity method of accounting. During the fourth quarter of 1998, the Company determined it had suffered an other-than-temporary loss of control over Telefenua, which resulted in the deconsolidation of Telefenua effective October 1, 1998. See Item 3 "Legal Proceedings".

In connection with the offering of the May 1996 Notes, UIH merged into the Company UIH's subsidiaries that held interests in certain operating properties and early stage projects in Australia, New Zealand and Tahiti. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of UIH's ownership interest in multi-channel television, programming and mobile data companies in Australia, New Zealand and Tahiti since inception. The Company, as presented in this manner, commenced operations in January 1994 when UIH began its development-related activities in the Asia/Pacific region. UIH transferred the net assets of the related subsidiaries, including capitalized development costs and investments in affiliated companies, to the Company. The Company reports on the basis of generally accepted accounting principles in the United States ("U.S. GAAP") and recognizes its proportionate share of affiliated company income (loss) on the basis of U.S. GAAP results.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had invested a total of approximately $416.8 million in its projects. These fundings do not include project-level financing or amounts contributed by shareholders other than the Company.

          SOURCES OF FUNDINGS:                                             As of
                                                                        December 31,
                                                                           1998
                                                                       --------------
                                                                       (In thousands)
          Senior discount notes proceeds, net of offering costs..         $244,652
          Cash contributions and other equity from parent(1).....          167,853
          Interest income........................................            4,316
                                                                          --------
            Total................................................         $416,821
                                                                          ========

          USES OF FUNDINGS:                                                As of
                                                                        December 31,
                                                                           1998
                                                                       --------------
                                                                       (In thousands)
          Austar(1)..............................................         $320,144
          Saturn.................................................           39,435
          Telefenua..............................................           16,738
          XYZ Entertainment......................................           16,481
          United Wireless........................................           10,161
          Other..................................................           13,862
                                                                          --------
            Total................................................         $416,821
                                                                          ========

          (1) Includes issuance/use of $29.8 million and $6.2 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia.

The Company is responsible for its proportionate share of the capital requirements of the operating companies. The Company has funded its proportionate share to date with capital contributed by UIH and UAP and proceeds from private debt offerings and has reduced its proportionate share to date with subsidiary bank debt and strategic partner contributions. Through the private placement of the May 1996 Notes, the Company raised total gross proceeds of approximately $225.1 million. These notes will accrete to an aggregate principal amount of $447.4 million at maturity. Through the private placement of the September 1997 Notes, the Company raised total gross proceeds of approximately $29.9 million. These notes will accrete to an aggregate principal amount of $45.4 million at maturity. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated the Equity Sale, reducing the interest rate from 14.75% to 14.0% per annum.

AUSTAR

In July 1997, Austar secured the Austar Bank Facility in the amount of A$200.0 million ($122.5 million as of December 31, 1998) to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50.0 million revolving working capital facility,
(ii) A$60.0 million cash advance facility and (iii) A$90.0 million term loan facility. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. As of December 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110.0 million ($67.4 million converted using the December 31, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar secured the New Austar Bank Facility commitment, of which the first A$200.0 million is intended to refinance the Austar Bank Facility by April 1999 and the remaining A$200.0 million is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The commitment has been extended to April 30, 1999 and management expects to close this financial transaction by mid-April 1999. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw under the A$90.0 million Term Loan Facility at an increased interest rate of 2.25% above the professional market rate in Australia. All other terms and conditions of the Austar Bank Facility remain unchanged. As of December 31, 1998, Austar had drawn A$60.0 million ($36.7 million converted using the December 31, 1998 exchange rate) on the Term Loan Facility for a total outstanding balance of A$170.0 million. Subsequent to year-end, an additional A$30.0 million was borrowed against the Term Loan Facility which, along with the A$60.0 million draw, is payable in full in April 1999.

The Company expects the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $112.4 million to continue on its current expansion path from January 1, 1999 through December 31, 1999. The required capital for 1999 will be funded substantially by the New Austar Bank Facility (assuming that the Austar Bank Facility will be refinanced by the New Austar Bank Facility by April 1999). The remaining sources of funds for such expansion may include the raising of private or public equity by the Company or its subsidiaries and/or continued investment by UIH and UAP. Even though the Company believes that these financings will be successful, if the New Austar Bank Facility is not closed, the Company believes that committed financial support from UIH combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain its operations through at least mid-2000.

SATURN

In July 1997, SaskTel purchased a 35.0% equity interest in Saturn by investing NZ$29.9 million (approximately $19.6 million) directly into Saturn for its newly-issued shares. In November 1998, Saturn secured a syndicated senior debt facility in the amount of NZ$125.0 million ($66.0 million as of December 31,
1998) (the "Saturn Bank Facility") to fund the completion of Saturn's network. Of this amount, NZ$83.3 million has been subscribed for by financial institutions. Until Saturn obtains irrevocable commitments in the form of equity funding or additional underwriting commitments for the balance of NZ$41.7 million, the maximum that may be drawn down is NZ$73.0 million ($38.5 million as of December 31, 1998). If Saturn is successful in obtaining the necessary commitments from other financing sources, Saturn may borrow an additional NZ$10.3 million from the initial syndicate of banks. If Saturn is not successful in obtaining the necessary commitments, the outstanding balance will be due May 31, 1999. As of December 31, 1998, Saturn had drawn NZ$40.0 million ($21.1 million as of December 31, 1998) on the loan facility at a rate of approximately 8.12% per annum. The eight-year debt facility has an interest rate of 3.0% over the current base rate upon drawdown. Subsequent to year-end, NZ$8.0 million was borrowed for a total outstanding balance of NZ$48.0 million.

The Company expects the need for additional funding for Saturn in the future. Saturn's capital needs include approximately $37.2 million for the completion of the network required by Saturn to offer cable television and telephony services and approximately $4.8 million until Saturn has sufficient cash flows to cover its operations and the capital required to install customers, although there can be no assurance that further additional capital will not be required. The sources of funds for such expansion may include the Saturn Bank Facility, the raising of private or public equity by the Company or its subsidiaries and/or continued investment by UIH and SaskTel. Even though the Company believes that this financing will be successful, the Company believes that committed financial support from UIH combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain its operations through at least mid-2000.

OTHER

The Company expects that the aggregate future funding requirements for XYZ Entertainment and United Wireless are less than $2.0 million for 1999.

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

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1998

The Company incurred a net loss during the year ended December 31, 1998 of $206.3 million, which included non-cash items such as depreciation and amortization expense totaling $97.1 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $49.5 million.

Cash and cash equivalents decreased $12.1 million from $12.3 million as of December 31, 1997 to $0.2 million as of December 31, 1998. Principal sources of cash during the year ended December 31, 1998 included cash contributions from parent of $58.9 million, borrowings on the Austar Bank facility of $39.5 million, proceeds from the sale of short-term investments of $12.3 million and other sources totaling $0.3 million.

During the year ended December 31, 1998, cash was used principally for the purchase of property, plant and equipment totaling $71.5 million to continue new subscriber connections and the build-out of existing projects, the funding of operating activities of $23.8 million, investments in affiliated companies and acquisition of assets of $11.4 million, the deconsolidation of Saturn of $9.9 million, the payment of capital leases and other debt of $3.3 million and other investing and financing uses of $3.2 million.

YEAR ENDED DECEMBER 31, 1997

The Company incurred a net loss during the year ended December 31, 1997 of $168.1 million, which includes non-cash items such as depreciation and amortization expense totaling $80.8 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $38.7 million.

Cash and cash equivalents decreased $6.9 million from $19.2 million as of December 31, 1996 to $12.3 million as of December 31, 1997. Principal sources of cash during the year ended December 31, 1997 included borrowings on the Austar Bank Facility of $85.2 million, gross proceeds from the issuance of the September 1997 Notes of $29.9 million, the purchase of a 35.0% interest in Saturn by SaskTel for $19.6 million, borrowings from parent of $10.0 million, cash contributions from parent of $7.9 million and net proceeds from the net decrease in short-term investments of $6.3 million.

During the year ended December 31, 1997, cash was used principally for the purchase of property, plant and equipment of $101.1 million to continue the build-out of existing projects, primarily at Austar, a decrease in construction payables of $29.6 million, investments in the Company's affiliated companies of $3.3 million, deferred financing costs and other uses totaling $6.9 million and the funding of operating activities of $24.9 million during the year.

YEAR ENDED DECEMBER 31, 1996

The Company incurred a net loss during the year ended December 31, 1996 of $88.0 million, which includes non-cash items such as depreciation and amortization expense totaling $36.3 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $20.3 million.

Cash and cash equivalents increased $10.5 million from $8.7 million as of December 31, 1995 to $19.2 million as of December 31, 1996. Principal sources of cash during this period included gross proceeds from the issuance of the May 1996 Notes of $225.1 million, an increase in construction payables of $38.4 million, borrowings of $17.5 million and cash contributions from parent of $10.7 million.

During the year ended December 31, 1996, cash was used principally for the purchase of property, plant and equipment of $187.1 million to construct

Austar's and Telefenua's systems, repayments on related party debt of $25.0 million, the purchase of net short-term investments of $18.6 million, investments in the Company's affiliated companies of $16.2 million, deferred financing costs and other uses totaling $9.0 million, the purchase of the approximately 4.0% remaining economic interest in Austar for $7.9 million and the funding of operating activities of $17.4 million during the year.

RESULTS OF OPERATIONS

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in Austar's local currency:

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          Austar (A$):
            Service and other revenue............................        136,072         86,470         26,852
            System operating expense (1).........................       (105,183)       (58,053)       (33,702)
            System selling, general and administrative expense...        (75,169)       (57,900)       (23,330)
            Adjusted EBITDA (2)..................................        (37,981)       (26,027)       (29,770)
            Capital expenditures.................................         96,162        100,149        157,315


(1) Includes management fees of A$6.3 million, A$3.5 million and A$0.4 million, respectively.
(2) Adjusted EBITDA represents net loss, as determined using United States generally accepted accounting principles, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income, cash flows or any other generally accepted accounting principle measure of performance or liquidity as an indicator of an entity's operating performance.


SERVICE AND OTHER REVENUE. The Company's service and other revenue (including installation revenues) increased $20.8 million and $44.0 million for the years ended December 31, 1998 and 1997, respectively, compared to the corresponding amounts in the prior years as follows:

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          Austar.................................................       $85,199         $63,848        $21,244
          Saturn.................................................            --             473            110
          Telefenua..............................................         3,411           4,118          3,513
          United Wireless........................................           257             522            110
          Other..................................................           952              --             --
                                                                        -------         -------        -------
               Total service and other revenue...................       $89,819         $68,961        $24,977
                                                                        =======         =======        =======

          AUSTAR

          Service and other revenue at Austar increased $21.4 million, or 33.5%, from $63.8 million for the year ended December 31, 1997 to $85.2 million for the year ended December 31, 1998. On a functional currency basis, Austar's service and other revenue increased A$49.6 million, from A$86.5 million for the year ended December 31, 1997 to A$136.1 million for the year ended December 31, 1998, a 57.3% increase. These increases were primarily due to subscriber growth (288,721 at December 31, 1998 compared to 196,205 at December 31, 1997) as Austar continued to roll-out its services. The U.S. dollar increases occurred despite the negative impact of approximately $15.0 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

          Service and other revenue at Austar increased $42.6 million, or 200.9%, from $21.2 million for the year ended December 31, 1996 to $63.8 million for the year ended December 31, 1997. This increase was primarily due to subscriber growth from an average of approximately 54,000 subscribers during 1996 to an average of approximately 150,000 subscribers during 1997, as Austar continued to roll-out its services.

          SATURN

          The Company discontinued consolidating the results of Saturn's operations effective January 1, 1998. Accordingly, the Company reported no service and other revenue from Saturn for the year ended December 31, 1998.

          The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no service and other revenue from Saturn during the first half of 1996. Service and other revenue at Saturn increased $0.4 million, or 400.0% from $0.1 million for the year ended December 31, 1996 to $0.5 million for the year ended December 31, 1997. This increase was primarily due to growth in subscribers from an average of approximately 1,300 subscribers during 1996 to an average of approximately 2,400 subscribers during 1997.


SYSTEM OPERATING EXPENSE. The Company's operating expenses increased $18.4 million and $29.8 million for the years ended December 31, 1998 and 1997, respectively, compared to the corresponding amounts in the prior years as follows:

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          Austar.................................................       $65,289         $42,792        $17,990
          Saturn.................................................            --           4,015          1,344
          Telefenua..............................................         1,751           2,040          2,118
          United Wireless........................................         1,301           1,789          1,413
          Other..................................................         2,808           2,067             --
                                                                        -------         -------        -------
               Total system operating expense....................       $71,149         $52,703        $22,865
                                                                        =======         =======        =======

          AUSTAR

          Operating expense for Austar increased $22.5 million, or 52.6%, from $42.8 million for the year ended December 31, 1997 to $65.3 million for the year ended December 31, 1998. On a functional currency basis, Austar's operating expense increased A$47.1 million, from A$58.1 million for the year ended December 31, 1997 to A$105.2 million for the year ended December 31, 1998, an 81.1% increase. These increases were primarily due to a $2.0 million increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus Vision to obtain additional programming rights in connection with the receivership of Australis as well as additional satellite platform costs associated with the May 1998 joint venture with Optus Vision
          ($0.7 million). The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs in the near term for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. The U.S. dollar increases were positively impacted by approximately $12.1 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

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

          In September 1997, the Company commenced transponder fee payments for a satellite service fee of approximately $0.4 million per month as part of its five-year agreement with Optus Networks. In May 1998, a subsidiary of Austar began billing the joint venture between Austar and Optus Networks for the transponder rental. The Company eliminates all related party accounts in consolidation.

          SATURN

          The Company discontinued consolidating the results of Saturn's operations effective January 1, 1998. Accordingly, the Company reported no system operating expense from Saturn for the year ended December 31, 1998.

          The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system operating expense from Saturn during the first half of 1996. System operating expense at Saturn increased $2.7 million or 207.7% from $1.3 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997. This increase was primarily due to an increase in personnel expenses in order to support Saturn's build-out of its HFC network in the Wellington area.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's system selling, general and administrative expense decreased $0.3 million and increased $17.3 million for the years ended December 31, 1998 and 1997, respectively, compared to the corresponding amounts in the prior years as follows:

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          Austar.................................................       $46,986         $42,810        $26,948
          Saturn.................................................            --           3,581          2,008
          Telefenua..............................................         1,710           2,063          2,586
          United Wireless........................................         1,042           1,552          1,123
                                                                        -------         -------        -------
               Total system selling, general and administrative
                 expense.........................................       $49,738         $50,006        $32,665
                                                                        =======         =======        =======



          AUSTAR

          System selling, general and administrative expense for Austar increased $4.2 million, or 9.8%, from $42.8 million for the year ended December 31, 1997 to $47.0 million for the year ended December 31, 1998. On a functional currency basis, Austar's selling, general and administrative expense increased A$17.3 million, from A$57.9 million for the year ended December 31, 1997 to A$75.2 million for the year ended December 31, 1998, a 29.9% increase. This increase was primarily due to an increase in salaries as a result of additional personnel necessary to support the increase in subscribers and an increase in marketing costs. The U.S. dollar increases were positively impacted by approximately $8.4 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

          System selling, general and administrative expense for Austar increased $15.9 million, or 59.1%, from $26.9 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in salaries associated with the NCOC and Austar's corporate headquarters as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements associated with subscriber acquisition and retention and an increase in direct sales commissions due to subscriber growth. In addition, Austar experienced certain one-time charges for the restructuring and consolidation of various regional offices.

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

          SATURN

          The Company discontinued consolidating the results of Saturn's operations effective January 1, 1998. Accordingly, the Company reported no system selling, general and administrative expense from Saturn for the year ended December 31, 1998.

          The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Saturn during the first half of 1996. Saturn's system selling, general and administrative expense increased $1.6 million, or 80.0%, from $2.0 million for the year ended December 31, 1996 to $3.6 million for the year ended December 31, 1997. This increase was primarily due to increases in direct sales commissions due to subscriber growth as well as marketing and promotion costs for subscriber acquisition.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. The Company's corporate general and administrative expense increased $2.4 million, or 72.7%, from $3.3 million for the year ended December 31, 1997 to $5.7 million for the year ended December 31, 1998. This increase related to the allocation of UIH corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable.

The Company's corporate general and administrative expense increased $1.9 million, or 135.7%, from $1.4 million for the year ended December 31, 1996 to $3.3 million for the year ended December 31, 1997. This increase was primarily due to an increase in the allocation of UIH corporate general and administrative expenses to the Company, based on increased activity at the operating system level.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $16.3 million and $44.5 million for the years ended December 31, 1998 and 1997, respectively, compared to the corresponding amounts in the prior years.

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          Austar.................................................        $95,403        $76,913        $33,446
          Saturn.................................................             --          2,033            800
          Telefenua..............................................          1,100          1,212          1,382
          United Wireless........................................            637            644            641
                                                                         -------        -------        -------
               Total depreciation and amortization...............        $97,140        $80,802        $36,269
                                                                         =======        =======        =======


          AUSTAR

          Depreciation and amortization expense for Austar increased $18.5 million, or 24.1%, from $76.9 million for the year ended December 31, 1997 to $95.4 million for the year ended December 31, 1998. On a functional currency basis, Austar's depreciation and amortization expense increased A$43.4 million, from A$99.6 million for the year ended December 31, 1997 to A$143.0 million for the year ended December 31, 1998, a 43.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. The U.S. dollar increases were positively impacted by approximately $14.9 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

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

          SATURN

          The Company discontinued consolidating the results of Saturn's operations effective January 1, 1998. Accordingly, the Company reported no depreciation and amortization expense from Saturn for the year ended December 31, 1998. The Company began consolidating the results of Saturn's operations effective July 1, 1996. Accordingly, the Company reported no depreciation and amortization expense from Saturn during the first half of 1996. Depreciation and amortization expense for Saturn increased $1.2 million, or 150.0%, from $0.8 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. This increase was primarily due to the larger fixed asset base as Saturn continues to build-out its HFC network in the Wellington area.

SHARE IN RESULTS OF AFFILIATED COMPANIES. The Company recognized an increase in share in results of affiliated companies of $7.9 million for the year ended December 31, 1998 and a decrease in share in results of affiliated companies of $3.0 million for the year ended December 31, 1997, compared to the corresponding amounts in the prior years as follows:

                                                                            For the Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
                                                                                    (In thousands)
          XYZ Entertainment......................................       $    55         $(2,408)       $(4,484)
          Saturn.................................................       (10,354)             --           (930)
                                                                        -------         -------        -------
               Total share in earnings (losses) of affiliated
                 companies.......................................      $(10,299)        $(2,408)       $(5,414)
                                                                       ========         =======        =======

          XYZ ENTERTAINMENT

          Share in losses from XYZ Entertainment decreased $2.5 million, or 104.2%, from $2.4 million for the year ended December 31, 1997 to earnings of $0.1 million for the year ended December 31, 1998. This decrease was primarily attributable to higher revenue resulting from XYZ Entertainment's subscriber increase.

          Share in losses from XYZ Entertainment decreased $2.1 million, or 46.7%, from $4.5 million for the year ended December 31, 1996 to $2.4 million for the year ended December 31, 1997. This decrease was primarily attributable to higher revenue, resulting from XYZ Entertainment's subscriber increase, and overall reductions in staffing levels during 1997.

          SATURN

          Due to a change in an accounting principle, effective January 1, 1998, the Company discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting. The results of operations of Saturn were consolidated from July 1, 1996 through December 31, 1997.

PROVISION FOR LOSSES ON MARKETABLE EQUITY SECURITIES AND INVESTMENT RELATED COSTS. In October 1998, as a result of an other-than-temporary loss of control of Telefenua, the Company recorded a reserve for the remaining balance in its investment of $4,384. In December 1997, based on the financial difficulties and potential insolvency of Australis, the Company determined that the loss relating to its investment in Australis was other than temporary. As a result, the Company recorded a provision for this loss of $4,784 for the year ended December 31, 1997.

INTEREST INCOME. Interest income decreased $1.4 million from $1.6 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998. The decrease was attributable to reduced cash and short-term liquid investment balances.

Interest income decreased $3.9 million, or 70.9%, from $5.5 million for the year ended December 31, 1996 to $1.6 million for the year ended December 31, 1997. This decrease was primarily due to reduced cash and short-term liquid investment balances related to the funding of the Company's investments in affiliated companies.

INTEREST EXPENSE. Interest expense, including related party expense, increased $12.7 million, or 28.9%, from $44.0 million for the year ended December 31, 1997 to $56.7 million for the year ended December 31, 1998. This increase was primarily due to continued accretion on the Notes at 14.75% during most of 1998 compared to 14.0% for 1997. In addition, interest expense related to the Austar Bank Facility, which was secured in July 1997, was $7.5 million in 1998 compared to $4.0 million in 1997.

Interest expense, including related party expense, increased $21.8 million, or 98.2%, from $22.2 million for the year ended December 31, 1996 to $44.0 million for the year ended December 31, 1997. This increase was primarily due to the accretion of interest on the September 1997 Notes and the accretion of interest for an entire year on the May 1996 Notes. The Notes currently accrete interest at a rate of 14.0% compounded semi-annually. The interest rate increased from 14.0% to 14.75% on May 16, 1997, but was reduced back to 14.0% per annum on October 14, 1998, when the Company consummated the Equity Sale.

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

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of UIH established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of the business of the Company. These critical operations are service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

The Task Force has established a three-phase program to address potential Year 2000 problems:

     (a) Identification Phase: Identify and evaluate computer systems and other devices (e.g., headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.
     (b) Implementation Phase: Establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.
     (c) Testing Phase: Test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

As of March 9, 1999, 83.0% of the operating systems of the Company have completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 79.0% of the items identified by the Company during the Identification Phase as to Year 2000 compliance. Of the items researched, 74.0% are either compliant or can be easily remediated without significant cost to the Company. Currently, the Task Force expects to complete its research on substantially all of the items identified by mid-1999. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance with Year 2000 by mid-1999 and should not require material remediation or replacement.

The Task Force has targeted mid-1999 for commencement of the Testing Phase. At this time, the Company anticipates that all material aspects of the program will be completed before January 1, 2000. Currently, UIH is managing the program with its internal Task Force. During the Implementation Phase, the Task Force will also evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use external resources, such resources may not, however, be available.

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

The Task Force is working closely with the manufacturers of the Company's headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the Company's operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such a process is not wholly within the control of the Company or its systems. With respect to billing and customer care systems, the Company uses standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary throughout 1999, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

INVESTMENT PORTFOLIO

The Company does not use derivative financial instruments in its non-trading investment portfolio. The Company places its cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. The Company also places its short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. The Company also limits the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase, however, the Company does not expect any material loss with respect to its investment portfolio.

The table below provides information about the Company's non-trading investment portfolio, including cash flows and related weighted-average fixed interest rates by expected maturity dates.

                                                                            As of December 31, 1998
                                                                      ------------------------------------
                                                                      $ Amount       Rate       Fair Value
                                                                      --------       -----      ----------
     Maturity Fiscal Year 1999                                        (In thousands, except interest rates)
     Cash and cash equivalents...................................       $181         2.75%         $181
     Short-term liquid investments...............................        763         4.93%          763
                                                                        ----                       ----
          Total portfolio........................................       $944         4.51%         $944
                                                                        ====                       ====

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The Company is exposed to foreign exchange rate fluctuations related to the operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from intercompany charges such as the cost of equipment, management fees and certain other charges. These intercompany accounts are predominantly denominated in the functional currency of the foreign subsidiary.

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect the Company's share in results of its minority-owned affiliates such as XYZ Entertainment and Saturn.

The spot rates for the countries in the Australia/Pacific region are shown below for the Australian and New Zealand dollars per one U.S. dollar.

                                                    Australia    New Zealand
                                                    ---------    -----------
          December 31, 1998.....................     1.6332         1.8939
          December 31, 1997.....................     1.5378         1.7161
          December 31, 1996.....................     1.2583         1.4156

In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risk. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

The countries in which the operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency, however, there is no assurance this situation will continue. The Company may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

INTEREST RATE SENSITIVITY

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, primarily debt obligations. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (Austar Bank Facility).

                                                                    As of December 31, 1998
                                                                 -----------------------------
                                                                 Book Value         Fair Value
                                                                 ----------         ----------
                                                       (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
     Fixed rate USD Denominated.....................              $356,640           $246,433
       Average interest rate........................                14.00%             20.71%
     Variable rate A$ Denominated...................              $104,090           $104,090
       Average interest rate........................                 6.75%              6.75%

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (Austar Bank Facility).

                                                                As of December 31, 1998
                                             --------------------------------------------------------
                                              1999     2000   2001   2002   2003  Thereafter   Total
                                             ------   ------ ------ ------ ------ ----------  -------
                                               (U.S. dollars, in thousands, except interest rates)
Long-term and short-term debt:
     Fixed rate USD Denominated...........        --    --     --     --     --    $356,640   $356,640
       Average interest rate..............        --    --     --     --     --      14.00%     14.00%
     Variable rate A$ Denominated.........   $36,738    --     --     --     --    $ 67,352   $104,090
       Average interest rate..............     6.75%    --     --     --     --       6.75%      6.75%

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($30.6 million as of December 31, 1998) of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1998, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$0.6 million ($0.4 million) during 1998.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of December 31, 1998, the Company estimates it would have paid approximately A$1.3 million ($0.8 million) to terminate the agreements.

The table below provides information about the Company's interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is the Company's reporting currency. The instrument's actual cash flows are denominated in Australian dollars.

                                                                 As of December 31, 1998
                                             --------------------------------------------------------------
                                              1999     2000     2001     2002     2003  Thereafter   Total
                                             ------   ------   ------   ------   ------ ----------  -------
                                                  (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
     Variable to fixed.....                    --         --      --     $30,615   --      --       $30,615
     Average pay rate %....                  8.00%      8.00%   8.00%      8.00%   --      --         8.00%
     Average receive rate %                  6.75%      6.75%   6.75%      6.75%   --      --         6.75%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
     UIH AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       36
     Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................       37
     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996...............       38
     Consolidated Statements of Stockholder's (Deficit) Equity for the Years Ended December 31, 1998,
       1997 and 1996..........................................................................................       39
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............       40
     Notes to Consolidated Financial Statements...............................................................       41

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To UIH Australia/Pacific, Inc.:

We have audited the accompanying consolidated balance sheets of UIH Australia/Pacific, Inc. (a Colorado corporation and wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's (deficit) equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UIH Australia/Pacific, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, effective January 1, 1998, the Company changed its method of accounting for its investment in its 65%-owned subsidiary, Saturn Communications Limited.

                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 29, 1999

                                           UIH AUSTRALIA/PACIFIC, INC.
                                           CONSOLIDATED BALANCE SHEETS
                               (Stated in thousands, except share and per share amounts)
                                                                                                                As of December 31,
                                                                                                               -------------------
                                                                                                                 1998       1997
ASSETS                                                                                                         --------   --------
Current assets
  Cash and cash equivalents.................................................................................   $    181   $ 12,344
  Restricted cash...........................................................................................         --        420
  Short-term liquid investments.............................................................................        763     12,325
  Subscriber receivables....................................................................................      6,322      2,548
  Related party ............................................................................................        746      1,942
  Other receivables.........................................................................................        736      1,220
  Prepaids and other current assets.........................................................................      4,615      2,185
                                                                                                               --------   --------
       Total current assets.................................................................................     13,363     32,984

Investments in and advances to affiliated companies, accounted for under the equity method, net.............     24,597         --
Property, plant and equipment, net of accumulated depreciation of $147,511 and $78,179, respectively........    122,968    183,101
Goodwill and other intangible assets, net of accumulated amortization of $17,512 and $11,817, respectively..     42,559     48,708
Deferred financing costs, net of accumulated amortization of $3,237 and $1,306, respectively................     11,675     13,393
Other non-current assets....................................................................................        870        846
                                                                                                               --------   --------
       Total assets.........................................................................................   $216,032   $279,032
                                                                                                               ========   ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Accounts payable..........................................................................................   $  5,426   $  4,055
  Accrued liabilities.......................................................................................     28,522     19,372
  Construction payables.....................................................................................      1,076      6,008
  Related party payables....................................................................................      3,665      1,596
  Related party note payable................................................................................         --      4,999
  Current portion of notes payable..........................................................................     36,738         --
  Current portion of other long-term debt...................................................................      2,189      1,825
                                                                                                               --------   --------
       Total current liabilities............................................................................     77,616     37,855

Due to parent...............................................................................................      6,578      5,394
Senior discount notes.......................................................................................    356,640    309,123
Other long-term debt........................................................................................     68,086     77,971
Other long-term liabilities.................................................................................      1,741      1,426
                                                                                                               --------   --------
       Total liabilities....................................................................................    510,661    431,769
                                                                                                               --------   --------
Commitments and contingencies (Notes 14 and 15)

Minority interest in subsidiary.............................................................................         --     11,416
                                                                                                               --------   --------
Stockholder's deficit
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...............         --         --
   Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 and 13,864,941 shares
     issued and outstanding, respectively...................................................................        178        139
   Additional paid-in capital...............................................................................    215,624    139,621
   Accumulated deficit......................................................................................   (481,240)  (274,949)
   Other cumulative comprehensive loss......................................................................    (29,191)   (28,964)
                                                                                                               --------   --------
Total stockholder's deficit.................................................................................   (294,629)  (164,153)
                                                                                                               --------   --------
Total liabilities and stockholder's deficit.................................................................   $216,032   $279,032
                                                                                                               ========   ========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                           UIH AUSTRALIA/PACIFIC, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Stated in thousands, except share and per share amounts)
                                                                                                          For the Years Ended
                                                                                                             December 31,
                                                                                            ----------------------------------------
                                                                                               1998            1997         1996
                                                                                            ----------     ----------    ----------
Service and other revenue................................................................   $   89,819     $   68,961    $   24,977

System operating expense, including related party expense of
  $4,124, $3,291 and $788, respectively..................................................      (71,149)       (52,703)      (22,865)
System selling, general and administrative expense.......................................      (49,738)       (50,006)      (32,665)
Corporate general and administrative expense, including management fee to
  related party of $853, $790 and $750, respectively.....................................       (5,696)        (3,306)       (1,376)
Depreciation and amortization............................................................      (97,140)       (80,802)      (36,269)
                                                                                            ----------     ----------    ----------
     Net operating loss..................................................................     (133,904)      (117,856)      (68,198)

Interest income, including related party income of $0, $425, and $1,438,
  respectively...........................................................................          207          1,569         5,544
Interest expense, including related party expense of $1,079, $1,730, and $1,896,
  respectively...........................................................................      (56,705)       (43,994)      (22,194)
Provision for losses on marketable equity securities and investment related costs........       (4,462)        (4,784)           --
Other (expense) income, net..............................................................       (1,128)        (1,601)           90
                                                                                            ----------     ----------    ----------
     Net loss before other items.........................................................     (195,992)      (166,666)      (84,758)

Share in results of affiliated companies, net............................................      (10,299)        (2,408)       (5,414)
Minority interest in subsidiary..........................................................           --          1,018         2,186
                                                                                            ----------     ----------    ----------
     Net loss............................................................................   $ (206,291)    $ (168,056)   $  (87,986)
                                                                                            ==========     ==========    ==========
Basic and diluted net loss per common share..............................................   $   (14.02)    $   (12.12)   $    (6.44)
                                                                                            ==========     ==========    ==========
Weighted-average number of common shares outstanding.....................................   14,718,857     13,864,941    13,670,832
                                                                                            ==========     ==========    ==========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           38

                                         UIH AUSTRALIA/PACIFIC, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY
                                  (Stated in thousands, except share amounts)
                                                                                           Other
                                                                                         Cumulative         Total
                                             Common Stock      Additional               Components of       Sum of
                                         --------------------   Paid-In    Accumulated  Comprehensive    Comprehensive
                                           Shares      Amount   Capital      Deficit    Income(Loss)(1)   Income(Loss)    Total
                                         ----------  --------  ----------  -----------  ---------------  -------------  ---------
Balances, January 1, 1996............... 13,504,453    $135     $ 93,647    $ (18,907)    $    191         $ (18,716)   $  75,066
                                                                                                           =========
Cash contributions from parent..........         --      --       10,903           --           --                --       10,903

Acquisition of remaining 50.0%
  interest in New Zealand subsidiary....    360,488       4        7,796           --           --                --        7,800

Unrealized loss on investment...........         --      --           --           --       (3,412)           (3,412)      (3,412)

Change in cumulative translation
  adjustments...........................         --      --           --           --        1,676             1,676        1,676

Net loss................................         --      --           --      (87,986)          --           (87,986)     (87,986)
                                                                                                           ---------
Total comprehensive loss................         --      --           --           --           --         $ (89,722)          --
                                         ----------    ----     --------    ---------     --------         =========    ---------
Balances, December 31, 1996............. 13,864,941     139      112,346     (106,893)      (1,545)                         4,047

Cash contributions from parent..........         --      --        7,863           --           --                --        7,863

Non-cash contributions from parent......         --      --        9,749           --           --                --        9,749

Gain on sale of stock by New
   Zealand subsidiary...................         --      --        5,985           --           --                --        5,985

Issuance of warrants to purchase
  common stock..........................         --      --        3,678           --           --                --        3,678

Provision for loss on marketable
  equity securities, net................         --      --           --           --        3,412             3,412        3,412

Change in cumulative translation
  adjustments...........................         --      --           --           --      (30,831)          (30,831)     (30,831)

Net loss................................         --      --           --     (168,056)          --          (168,056)    (168,056)
                                                                                                           ---------
Total comprehensive loss................         --      --           --           --           --         $(195,475)          --
                                         ----------    ----     --------    ---------     --------         =========    ---------
Balances, December 31, 1997............. 13,864,941     139      139,621     (274,949)     (28,964)                      (164,153)

Cash contributions from parent..........         --      --       58,947           --           --                --       58,947

Non-cash contributions from parent......         --      --       17,095           --           --                --       17,095

Issuance of capital stock to
  parent related to cumulative
  cash capital contributions............  3,945,308      39          (39)          --           --                --           --

Change in cumulative translation
  adjustments...........................         --      --           --           --         (227)             (227)        (227)

Net loss................................         --      --           --     (206,291)          --          (206,291)    (206,291)
                                                                                                           ---------
Total comprehensive loss................         --      --           --           --           --         $(206,518)          --
                                         ----------    ----     --------    ---------     --------         =========    ---------
Balances, December 31, 1998............. 17,810,249    $178     $215,624    $(481,240)    $(29,191)                     $(294,629)
                                         ==========    ====     ========    =========     ========                      =========

(1)  As of December 31, 1996, the components of Other  Cumulative  Comprehensive
     Income (Loss) include $1,867 and $(3,412) for foreign currency translation adjustments and unrealized loss on investment, respectively. As of December
     31, 1997 and 1998, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments.

                     The accompanying notes are an integral part of these consolidated financial statements.

                                         UIH AUSTRALIA/PACIFIC, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Stated in thousands)
                                                                                                         For the Years Ended
                                                                                                             December 31,
                                                                                                 ----------------------------------
                                                                                                    1998        1997        1996
                                                                                                 ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................................        $(206,291)  $(168,056)  $(87,986)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization..........................................................           97,140      80,802     36,269
  Share in results of affiliated companies, net..........................................           10,299       2,408      5,414
  Allocation of expense accounted for as capital contributions by parent.................           4,622       1,949         --
  Provision for losses on marketable equity securities and investment related costs......            4,462       4,784         --
  Minority interest share of losses......................................................               --      (1,018)    (2,186)
  Accretion of interest on senior notes and amortization of deferred financing costs.....           49,508      38,747     20,270
  Increase in subscriber receivables.....................................................           (4,062)     (1,375)    (1,487)
  Decrease (increase) in related party receivables.......................................            1,305        (316)       (51)
  (Increase) decrease in other assets....................................................           (5,719)         68     (1,461)
  Increase in technical assistance agreement payables....................................            8,193       7,375      1,677
  Increase in accounts payable, accrued liabilities and other............................           16,701       9,725     12,122
                                                                                                 ---------   ---------   --------
Net cash flows from operating activities.................................................          (23,842)    (24,907)   (17,419)
                                                                                                 ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments................................................             (763)    (15,988)  (199,242)
Sale of short-term liquid investments....................................................           12,325      22,303    180,602
Restricted cash released (deposited).....................................................               --        (420)        --
Investments in and advances to affiliated companies and acquisition of assets............          (11,389)     (3,272)   (16,204)
Purchase of additional interest in Australian investment.................................               --          --     (7,920)
Deconsolidation of New Zealand subsidiary................................................           (9,881)         --         --
Purchase of property, plant and equipment................................................          (71,466)   (101,135)  (187,100)
Increase (decrease) in construction payables.............................................           (2,007)    (29,621)    38,407
                                                                                                 ---------   ---------   --------
Net cash flows from investing activities.................................................          (83,181)   (128,133)  (191,457)
                                                                                                 ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent.............................................................           58,947       7,863     10,664
Cash contributed from minority interest partner..........................................               --      19,566         --
Proceeds from offering of senior discount notes..........................................               --      29,925    225,115
Borrowings on related party payable to parent............................................               --       9,998     15,073
Payment on bridge loan payable to parent.................................................               --          --    (25,000)
Deferred financing costs.................................................................             (473)     (5,643)   (10,007)
Borrowings of other debt.................................................................           39,519      85,210      2,465
Payment of capital leases and other debt.................................................           (3,326)       (490)        --
                                                                                                 ---------   ---------   --------
Net cash flows from financing activities.................................................           94,667     146,429    218,310
                                                                                                 ---------   ---------   --------
EFFECT OF EXCHANGE RATES ON CASH.........................................................              193        (265)     1,056
                                                                                                 ---------   ---------   --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................................          (12,163)     (6,876)    10,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................           12,344      19,220      8,730
                                                                                                 ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................        $     181   $  12,344   $ 19,220
                                                                                                 =========   =========   ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent...............................................        $  12,473   $   7,800   $     --
                                                                                                 =========   =========   ========
Gain on issuance of shares by New Zealand subsidiary.....................................        $      --   $   5,985   $     --
                                                                                                 ==========  =========   ========
Non-cash issuance of warrants to purchase common stock...................................        $      --   $   3,678   $     --
                                                                                                 =========   =========   ========
Non-cash stock issuance for purchase of 50.0% interest in New Zealand subsidiary.........        $      --   $      --   $  7,800
                                                                                                 =========   =========   ========
Increase in unrealized loss on investment................................................        $      --   $    (985)  $ (3,412)
                                                                                                 =========   =========   ========
Assets acquired with capital leases......................................................        $   1,299   $     548   $  3,632
                                                                                                 =========   =========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest...................................................................        $  5,323    $   1,239   $     --
                                                                                                 =========   =========   ========
Cash received for interest...............................................................        $    144    $     796   $  3,578
                                                                                                 =========   =========   ========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                           40

                          UIH AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                     (Monetary amounts stated in thousands)

1.   ORGANIZATION AND BACKGROUND

UIH Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect 98.0%-owned subsidiary of United International Holdings, Inc. ("UIH"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998.



            ********************************************************
            *                        UIH                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *    United International Properties, Inc. ("UIPI")    *
            ********************************************************
                                      *
                               98%    *
                                      *
            ********************************************************
            *                        UAP                           *
            ********************************************************
                                      *
                               100%   *
                                      *
            ********************************************************
            *                   The Company                        *
            ********************************************************
                                      *
                                      *
                                      *
            ********************************************************
            *  CTV Pty Limited and STV Pty Limited                 *
            *   (collectively, "Austar")(Australia)           100% *
            *  United Wireless Pty Limited                         *
            *   ("United Wireless") ("Australia")             100% *
            *  Telefenua S.A. ("Telefenua")(Tahiti)            90% *
            *  Saturn Communications Limited ("Saturn")            *
            *   (New Zealand)                                  65% *
            *  XYZ Entertainment Pty Limited                       *
            *  ("XYZ Entertainment")(Australia)                25% *
            ********************************************************

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries have experienced net losses since formation. As of December 31, 1998, the Company's working capital and projected operating cashflow are not sufficient to fund its expenditures and to service its indebtedness over the next 12 months.

A substantial portion of the Company's investments to date relate to its investment in Austar, which is comprised primarily of multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") satellite operations. The Company has essentially completed the construction and deployment of Austar's entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. If additional capital financings are not available to continue to connect new customers, revenues will decline and the current net operating loss will increase over time due to customer disconnections, which are normally experienced in connection with multi-channel television operations. In order to expand Austar's customer base and build-out the Company's other projects, the Company will need a significant amount of additional capital. As of December 31, 1998, the Company had a net working capital deficit of $60,588, excluding related party payables of $3,665. The working capital deficit includes $36,738 of bank debt for Austar which the Company expects will be refinanced by the end of April 1999 upon execution of the new credit facility at Austar.

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the nature of the Company's operations, the Company is generally able to slow the rate of subscriber connections at Austar and network construction at the Company's other projects to adjust to the level of funding sources that are available. The Company believes it can, if necessary, substantially reduce the capital required at Austar as the majority of future capital expenditures will be for subscriber installation and premises equipment, which are controllable by the Company based upon the rate of new subscriber connections.

In late 1998, Austar received a supplemental amendment to the existing senior syndicated term debt facility in the amount of Australian $("A$")200,000 ($122,459 as of December 31, 1998) (the "Austar Bank Facility") which allows Austar to draw on the A$90,000 Term Loan Facility. As of December 31, 1998, Austar had drawn A$60,000 under the Term Loan Facility and the remaining A$30,000 was drawn subsequent to year end. Austar also received a new bank underwriting commitment for an A$400,000 senior secured debt facility (the "New Austar Bank Facility"), which is intended to refinance the Austar Bank Facility by April 30, 1999 (see Note 8). If the New Austar Bank Facility does not close, the Term Loan portion of the Austar Bank Facility (A$90,000) will be due April 30, 1999. The Company remains reliant upon the continued financial and management support of its immediate controlling entity, UAP, and its ultimate controlling entity, UIH. The Company believes it will close the New Austar and Saturn Bank Facilities by April 30, 1999 and also continues to investigate other potential financial alternatives. However, even if such new facilities are not finalized, the Company believes that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least mid-2000.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. The Company discontinued consolidating the results of operations from Saturn due to a change in an accounting principle effective January 1, 1998. However, the Company is currently discussing alternatives which would allow for the consolidation of Saturn. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting (See Note 15). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term liquid investments include certificates of deposit, commercial paper and government securities which have maturities greater than three months. Short-term liquid investments are classified as available-for-sale and reported at fair market value.

RESTRICTED CASH

Cash held as collateral for letters of credit is classified based on the expected expiration of such facilities.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any debt guarantees or other funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All MMDS/DTH subscriber equipment and capitalized installation labor is depreciated over three years. Upon disconnection of a MMDS or DTH subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the unamortized portion of capitalized labor are written off and accounted for as additional depreciation expense. MMDS distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years.

With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant or the term of the license agreement. All installation fees and related costs with respect to reconnect are recognized in the statement of operations in the period in which the reconnection occurs.

Office equipment, furniture and fixtures, building and leasehold improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized using the straight-line method over 15 years. The acquisition of MMDS licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license. In Australia, the cost to acquire these licenses for a five-year period is being amortized over the remaining license period. The licenses are renewable every five years.

RECOVERABLE AMOUNTS OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would generally be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the statement of operations in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the large number of customers comprising the Company's customer base.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not that they will not be realized.

STOCKHOLDER'S DEFICIT

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of Staff Accounting Bulletin No. 51 ("SAB 51").

On October 14, 1998, the Company issued 3,945,308 shares of its capital stock to UAP (the "Equity Sale") related to cumulative gross equity contributions to the Company of $70,000 through that date.

BASIC AND DILUTED LOSS PER SHARE

"Basic loss per share" is determined by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. "Diluted earnings per share" includes the effects of potentially issuable common stock, but only if dilutive. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Because of reported losses, there are no differences between basic and diluted loss per share amounts for the Company for any of the years presented. The only potentially dilutive securities excluded as antidilutive were the warrants issued in November 1997 (see Note 9).

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

FOREIGN OPERATIONS

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded within other cumulative comprehensive income (loss) in the consolidated statements of stockholder's deficit.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

NEW ACCOUNTING PRINCIPLES

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS AND DISPOSITIONS

In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing approximately New Zealand $("NZ$")29,900 ($19,566) directly into Saturn for its newly-issued shares (the "Saturn Transaction"). The Saturn Transaction resulted in a SAB51 gain of $5,985, which was credited directly to paid-in capital.

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

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   CASH  AND  CASH   EQUIVALENTS,   RESTRICTED  CASH  AND  SHORT-TERM   LIQUID
     INVESTMENTS

                                                                 As of December 31, 1998
                                                 --------------------------------------------------
                                                                              Short-term
                                                 Cash and Cash   Restricted     Liquid
                                                  Equivalents       Cash      Investments    Total
                                                 -------------   -----------  ------------  -------
          Cash.................................       $181          $ --        $ --          $181
          Certificates of deposit..............         --            --          --            --
          Commercial paper.....................         --            --         406           406
          Government securities................         --            --         357           357
                                                      ----          ----        ----          ----
             Total.............................       $181          $ --        $763          $944
                                                      ====          ====        ====          ====

                                                           As of December 31, 1997
                                                 --------------------------------------------------
                                                                              Short-term
                                                 Cash and Cash   Restricted     Liquid
                                                  Equivalents       Cash      Investments    Total
                                                 -------------   -----------  ------------  -------
           Cash................................     $12,344         $420       $    --      $12,764
           Certificates of deposit.............          --           --         8,399        8,399
           Commercial paper....................          --           --         3,926        3,926
                                                    -------         ----       -------      -------
              Total............................     $12,344         $420       $12,325      $25,089
                                                    =======         ====       =======      =======

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                          As of December 31, 1998
                                           ---------------------------------------------------------------------------------------
                                             Investments in        Cumulative Equity        Cumulative
                                             and Advances to           in Losses of         Translation       Valuation
                                           Affiliated Companies    Affiliated Companies     Adjustments       Allowance     Total
                                           --------------------    --------------------     -----------      -----------   -------
     Saturn............................         $49,808                  $(23,138)           $(2,881)         $   --       $23,789
     XYZ Entertainment.................          19,363                   (18,666)               111              --           808
     Telefenua.........................          18,599                   (14,215)                --          (4,384)(1)        --
                                                -------                  --------            -------          -------      -------
        Total..........................         $87,770                  $(56,019)           $(2,770)         $(4,384)     $24,597
                                                =======                  ========            =======          =======      =======

                                                                          As of December 31, 1997
                                           --------------------------------------------------------------------------------------
                                             Investments in        Cumulative Equity        Cumulative
                                             and Advances to           in Losses of         Translation       Valuation
                                           Affiliated Companies    Affiliated Companies     Adjustments       Allowance     Total
                                           --------------------    --------------------     -----------      -----------    -----

     XYZ Entertainment.................         $18,610                  $(18,720)             $110             $--         $--
                                                =======                  ========              ====             ===         ===

      (1) The Company has reserved the remaining balance of the Telefenua investment of $4,384 due to the uncertainty of realization (See Note
          15).

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed financial information for Saturn, stated in U.S. dollars, is as follows:

                                                                                    As of
                                                                              December 31, 1998
                                                                              -----------------
     Current assets.............................................                   $ 4,071
     Non-current assets.........................................                    59,242
                                                                                   -------
        Total assets............................................                   $63,313
                                                                                   =======

     Current liabilities........................................                   $33,608
     Non-current liabilities....................................                        19
     Shareholders' equity.......................................                    29,686
                                                                                   -------
        Total liabilities and shareholders' equity..............                   $63,313
                                                                                   =======

                                                                      For the Year Ended December 31, 1998
                                                                      ------------------------------------

     Revenue....................................................                   $  1,693
     Expenses...................................................                    (16,934)
                                                                                   --------
        Net loss................................................                   $(15,241)
                                                                                   ========

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                           As of December 31,
                                                                       --------------------------
                                                                         1998              1997
                                                                       --------          --------
     Subscriber premises equipment and converters...............       $187,247          $160,413
     MMDS distribution facilities...............................         54,725            55,093
     Cable distribution networks................................          2,009            16,770
     Office equipment, furniture and fixtures...................          9,810            10,813
     Buildings and leasehold improvements.......................          2,841             5,647
     Other......................................................         13,847            12,544
                                                                       --------          --------
                                                                        270,479           261,280
        Accumulated depreciation................................       (147,511)          (78,179)
                                                                       --------          --------
        Net property, plant and equipment.......................       $122,968          $183,101
                                                                       ========          ========

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                           As of December 31,
                                                                       --------------------------
                                                                         1998              1997
                                                                       --------          --------
     Austar.....................................................       $55,805           $51,552
     Saturn.....................................................            --             6,100
     Other......................................................         4,266             2,873
                                                                       -------           -------
                                                                        60,071            60,525
        Accumulated amortization................................       (17,512)          (11,817)
                                                                       -------           -------
        Net goodwill and other intangible assets................       $42,559           $48,708
                                                                       =======           =======

8.    CURRENT PORTION OF NOTES PAYABLE

                                                                           As of December 31,
                                                                       --------------------------
                                                                         1998              1997
                                                                       --------          --------
     Austar Bank Facility (See Note 10).........................       $36,738             $ --
                                                                       -------             ----
        Total notes payable.....................................       $36,738             $ --
                                                                       =======             ====

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    SENIOR DISCOUNT NOTES

                                                                           As of December 31,
                                                                       --------------------------
                                                                         1998              1997
                                                                       --------          --------
     May 1996 Notes (as defined below), net of
      unamortized discount......................................       $321,687          $278,662
     September 1997 Notes (as defined below), net of
      unamortized discount......................................         34,953            30,461
                                                                       --------          --------
        Total senior discount notes.............................       $356,640          $309,123
                                                                       ========          ========

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443,000 (the "May 1996 Notes"), had an accreted value of $321,687 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated the Equity Sale resulting in gross proceeds to the Company of $70,000 which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the Equity Sale, the May 1996 Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $223,700 and $292,380 as of December 31, 1998 and 1997, respectively.

SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45,000 (the "September 1997 Notes"), had an accreted value of $34,953 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated the Equity Sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the Equity Sale, the September 1997 Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $22,700 and $29,700 as of December 31, 1998 and 1997, respectively.

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

10.  OTHER LONG-TERM DEBT

                                                                           As of December 31,
                                                                       --------------------------
                                                                         1998              1997
                                                                       --------          --------
     Austar Bank Facility (as defined below)....................       $67,352           $71,531
     Vendor financed equipment at Saturn........................            --             3,730
     Capital leases and other...................................         2,923             4,535
                                                                       -------           -------
                                                                        70,275            79,796
        Less current portion....................................        (2,189)           (1,825)
                                                                       -------           -------
        Total other long-term debt..............................       $68,086           $77,971
                                                                       =======           =======

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility in the amount of A$200,000 ($122,459 as of December 31, 1998) to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 Term Loan Facility. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar can not (a) pay any dividends, (b) make any payments of interest on the Company's Notes or
(c) pay any fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, the payments in (a), (b) and (c) above may be made, subject to certain debt to cash flow ratios. As of December 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($67,352 converted using the December 31, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar secured the New Austar Bank Facility commitment, of which the first A$200,000 is intended to refinance the Austar Bank Facility in April 1999 and the remaining A$200,000 is available upon the contribution of additional  equity  on a 2:1  debt-to-equity  basis.  The  commitment  has  been extended to April 30, 1999 and management expects to close this financial transaction by mid-April 1999. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw under the A$90,000 Term Loan Facility at an increased interest rate of 2.25% above the professional market rate in Australia. All other terms and conditions of the Austar Bank Facility remain unchanged. As of December 31, 1998, Austar had drawn A$60,000 ($36,738 converted using the December 31, 1998 exchange rate) on the Term Loan Facility for a total outstanding balance of A$170,000. Subsequent to year-end an additional A$30,000 was borrowed against the Term Loan Facility which, along with the A$60,000 draw, is payable in full in April 1999.

DEBT MATURITIES

The Company's maturities of its other long-term debt are as follows:

     1999.......................................................    $ 2,189
     2000.......................................................        734
     2001.......................................................         --
     2002.......................................................         --
     2003 and thereafter........................................     67,352
                                                                    -------
                                                                    $70,275
                                                                    =======
OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($30.6 million as of December 31, 1998) of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1998, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$0.6 million ($0.4 million) during 1998.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of December 31, 1998, the Company estimates it would have paid approximately A$1.3 million ($0.8 million) to terminate the agreements.

11.  RELATED PARTY

Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. For the first four months of 1996, UIH Management allocated approximately $250 for

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such services. Pursuant to the Management Agreement, the management fee was $750 for the first year (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). For the years ended December 31, 1998, 1997 and 1996, the Company recorded $853, $790 and $750, respectively, in related party management fees. The Company is also allocated a portion of UIH's indirect overhead costs such as administrative, accounting, financial reporting and other services. These costs are recorded as a deemed capital contribution in the Company's financial statements. For the years ended December 31, 1998, 1997 and 1996, the Company recorded $4,622, $1,949 and $0, respectively, in corporate general and administrative expense allocated from UIH.

UIH Management executed a 10-year technical assistance agreement with Austar pursuant to which it provided various management and technical services. This agreement is renewable for up to an additional 15 one-year terms. Under the agreement dated October 12, 1994, UIH Management was to receive a management fee equal to 5.0% of Austar's total revenue, less certain deductions, for the first two years, 4.0% for the next six years, 3.0% for the following two years and 2.0% thereafter. Effective March 31, 1997, UIH Management assigned its rights and obligations under this agreement to UAP. In addition, the management fee was revised to remain at 5.0% of Austar's gross revenue throughout the remaining term of the agreement. Austar's chief operating officer and director of sales, marketing and programming are employees of UIH that have been seconded to Austar. In addition, UIH has appointed three other management personnel and all six directors. Austar reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

Telefenua and SFCC, the parent company of Telefenua, executed a 10-year technical services agreement on January 11, 1995, whereby SFCC would provide technical, administrative and operational assistance to Telefenua encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, selling and advertising; (iii) accounting, billing and subscriber management systems and (iv) personnel management and training for a fee equal to 5.5% of Telefenua's gross revenue through 1996, 3.5% of gross revenue during 1997 and 2.5% thereafter. SFCC would also be reimbursed for all direct and indirect costs associated with the services it provided. Effective January 11, 1995, SFCC assigned all of its rights and obligations to UIH Management, except that SFCC retained the right to receive 0.5% of Telefenua's gross revenues through the term of the agreement. Accordingly, Telefenua would pay UIH Management fees of 5.0%, 3.0% and 2.0% of Telefenua's gross revenues over the same periods. Effective March 31, 1997, UIH Management assigned its rights and obligations under this agreement to UAP. Telefenua reimburses UIH for certain direct costs incurred by UIH. The Company and Telefenua are currently in a dispute concerning services to be provided under the technical assistance agreement.

Saturn and UIH executed a technical services agreement pursuant to which UIH provided technical, administrative and operational assistance to Saturn encompassing the following areas: (i) engineering, design, construction and equipment purchasing; (ii) marketing, pricing and packaging of services; (iii) selection of programming and negotiations with suppliers and (iv) accounting, billing and subscriber management systems. UIH receives a management fee equal to 5.0% of Saturn's gross revenue through July 1999. Effective March 31, 1997, UIH assigned all its rights and obligations under this agreement to UAP. In connection with SaskTel's investment in Saturn on July 23, 1997, the management fee payable to UAP was reduced to 2.5% of Saturn's gross revenue and the management fee payable to SaskTel became 2.5% of Saturn's gross revenue under a similar agreement. The chief executive officer is an employee of UIH that has been seconded to Saturn. Saturn reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to this senior management position.

United Wireless and UAP executed a technical services agreement, commencing January 1, 1997, pursuant to which UAP has agreed to provide technical, administrative and operational assistance to United Wireless encompassing the following areas: (i) design, engineering and construction of the network; (ii) marketing and sales of the service; (iii) network management, customer management and information systems and (iv) personnel and training. UAP receives a management fee equal to 5.0% of the gross revenue of United Wireless through December 2007. The chief executive officer is an employee of UIH that has been seconded to United Wireless. United Wireless reimburses UIH for certain direct costs incurred by UIH, including salaries and benefits relating to this senior management position.

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the due to parent payable is the following:

                                                                                         As of December 31,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                     --------          --------
     Austar technical assistance agreement obligations, including deferred......
      management fees of $5,973 and $2,248, respectively (1) (2)................      $8,347            $2,629
     Telefenua technical assistance agreement obligations.......................          --             2,659
     Saturn technical assistance agreement obligations..........................          --               406
     United Wireless technical assistance agreement obligations.................         605               487
     Payable to parent for management fees and interest on note payable(2)......       1,056               723
     Other......................................................................         235                86
                                                                                      ------            ------
                                                                                      10,243             6,990
        Less current porton.....................................................      (3,665)           (1,596)
                                                                                      ------            ------
                                                                                      $6,578            $5,394
                                                                                      ======            ======

     (1) The management fees have been deferred until December 31, 2000 due to restrictions under the Austar Bank Facility. Subsequent to that date, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios.
     (2)  UAP has the option of converting these management fees into equity.

As of December 31, 1997, UIPI had loaned $4,999 to UIH Australia/Pacific Finance, Inc., a wholly-owned subsidiary of the Company. This loan accrued interest at 15.0% and was due on demand. In December 1998, UIPI contributed the amount of the loan, plus interest, totaling $6,242 into equity in the Company.

12.   INCOME TAXES

In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the U.S. between its domestic and foreign activities. Accordingly, to the extent U.S. borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua, which is located in Tahiti, a self-governing territory of France, with which the United States does not have an income tax treaty. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from Telefenua and also may be subject to double taxation with respect to income generated by Telefenua.

The Company is included as a member of UIH's consolidated tax return and, after the offering of the May 1996 Notes, remained a member of the UIH consolidated group. UIH and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIH. In general, UIH is responsible for filing consolidated tax returns and paying the associated taxes, and the Company will reimburse UIH for the portion of the tax cost relating to the Company and its operations. For financial reporting purposes, the Company accounts for income taxes as if it filed separate income tax returns in accordance with the fundamental provisions of the tax sharing agreement. Any differences in income tax expense (benefit) allocated to the Company by UIH in accordance with the tax sharing agreement and the income tax expense (benefit) will be accounted for as a deemed capital distribution or contribution. Because the Company holds certain of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated does not flow through to the Company for U.S. federal and state tax purposes even though the Company records its allocable share of affiliate income (losses) for

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax assets have been established for tax basis in excess of the Company's book basis (approximately $13,000 and $10,000 as of December 31, 1998 and 1997, respectively) in investments in affiliated companies who, in turn, have equity investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $12,100 at December 31, 1998, expire beginning in 2004 through 2014. The significant components of the net deferred tax asset are as follows:

                                                                                         As of December 31,
                                                                                     --------------------------
                                                                                        1998             1997
                                                                                     ---------         --------
     Basis differences in property, plant and equipment............................  $   1,367         $  1,074
     Accrued interest expense on the Notes.........................................     32,885           17,435
     U.S. tax net operating loss carryforward......................................      4,615            1,338
     Basis difference in marketable equity securities..............................      1,696            1,818
     Tax net operating loss carryforward of consolidated foreign subsidiaries(1)...    107,856           67,412
                                                                                     ---------         --------
     Deferred tax asset............................................................    148,419           89,077
     Valuation reserve.............................................................   (148,419)         (89,077)
                                                                                     ---------         --------
     Deferred tax asset, net.......................................................  $      --         $     --
                                                                                     =========         ========

     (1)  For   Australian   income  tax  purposes,   the  net  operating   loss
          carryforward may be limited in the event of a change in control of Austar or a change in the business.

The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                        For the Years Ended December 31,
                                                                                     --------------------------------------
                                                                                        1998          1997          1996
                                                                                     ---------     ----------    ----------
     Expected income tax benefit at the U.S. statutory rate of 35.0%..............   $(72,202)     $(58,820)     $(30,795)
     Tax effect of permanent and other differences:
        Change in valuation reserve...............................................     64,624        56,060        27,663
        State tax, net of federal benefit.........................................     (6,189)       (5,042)       (3,520)
        International rate differences............................................     (1,251)         (615)         (181)
        Non-deductible interest accretion on the Notes............................      2,605         2,145           973
        Amortization of outside basis differences.................................      1,412         1,570         1,324
        Amortization of licenses..................................................      1,819         1,312           625
        Book/tax basis differences associated with foreign equity investments.....      3,914           915         2,111
        Non-deductible expenses and other.........................................      5,268         2,475         1,800
                                                                                     --------      --------      --------
     Total income tax expense (benefit)...........................................   $     --      $     --      $     --
                                                                                     ========      ========      ========

13.   SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are managed separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The Company has selected the following reportable segments: (i) Australia, including the Company's investments in Austar and United Wireless, (ii) New Zealand, including the Company's investment in Saturn, (iii) Tahiti, including the Company's investment in Telefenua, and (iv) Corporate and Other, including various holding companies and eliminations.

                           UIH AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company's segment information is as follows:

                                                                     As of and for the Year Ended December 31, 1998
                                                                ----------------------------------------------------------
                                                                                                     Corporate
                                                                Australia   New Zealand   Tahiti     and Other     Total
                                                                ---------   -----------  --------    ---------   ---------
Service and other revenue...................................    $  86,864    $     --    $ 3,411     $   (456)   $  89,819
Systems operating expense, including management fees of
  $3,953, $0, $171, $0 and $4,693, respectively.............    $ (69,854)   $     --    $(1,751)    $    456    $ (71,149)
Selling, general and administrative expense.................    $ (48,028)   $     --    $(1,710)    $ (5,696)   $ (55,434)
Adjusted EBITDA (1).........................................    $ (27,065)   $     --    $   121          N/A          N/A
Depreciation and amortization...............................    $ (96,040)   $     --    $(1,100)    $     --    $ (97,140)
Interest income, including related party income.............    $      74    $     --    $    52     $     81    $     207
Interest expense, including related party expense...........    $  (7,461)   $     --    $  (888)    $(48,356)   $ (56,705)
Provision for loss on marketable equity securities
  and investment related costs..............................    $      --    $     --    $    --     $ (4,462)   $  (4,462)
Equity in earnings of affiliated companies, net.............    $      55    $(10,354)   $    --     $     --    $ (10,299)
Net loss....................................................    $(142,408)   $(10,354)   $(1,997)    $(51,532)   $(206,291)
Cash and cash equivalents...................................    $     181    $     --    $    --     $     --    $     181
Property, plant and equipment, net..........................    $ 122,968    $     --    $    --     $     --    $ 122,968
Total assets................................................    $ 181,169    $ 23,789    $    --     $ 11,074    $ 216,032

                                                                     As of and for the Year Ended December 31, 1997
                                                                ----------------------------------------------------------
                                                                                                     Corporate
                                                                Australia   New Zealand   Tahiti     and Other     Total
                                                                ---------   -----------  --------    ---------   ---------
Service and other revenue...................................    $  64,370    $   473     $ 4,118     $     --    $  68,961
Systems operating expense, including management fees of
  $2,558, $435, $298, $0 and $3,291, respectively...........    $ (46,648)   $(4,015)    $(2,040)    $     --    $ (52,703)
Selling, general and administrative expense.................    $ (44,362)   $(3,581)    $(2,063)    $ (3,306)   $ (53,312)
Adjusted EBITDA (1).........................................    $ (24,082)   $(6,688)    $   313          N/A          N/A
Depreciation and amortization...............................    $ (77,557)   $(2,033)    $(1,212)    $     --    $ (80,802)
Interest income, including related party income.............    $      80    $   380     $    41     $  1,068    $   1,569
Interest expense, including related party expense...........    $  (4,031)   $   (23)    $(1,343)    $(38,597)   $ (43,994)
Provision for loss on marketable equity securities
  and investment related costs..............................    $      --    $    --     $    --     $ (4,784)   $  (4,784)
Equity in losses of affiliated companies, net...............    $      --    $    --     $    --     $ (2,408)   $  (2,408)
Net loss....................................................    $(108,133)   $(6,930)    $(4,304)    $(48,689)   $(168,056)
Cash and cash equivalents...................................    $   1,262    $ 9,881     $   246     $    955    $  12,344
Property, plant and equipment, net..........................    $ 147,871    $26,484     $ 8,746     $     --    $ 183,101
Total assets................................................    $ 202,325    $43,349     $11,359     $ 21,999    $ 279,032

                          UIH AUSTRALIA PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                     As of and for the Year Ended December 31, 1996
                                                                ----------------------------------------------------------
                                                                                                     Corporate
                                                                Australia   New Zealand   Tahiti     and Other     Total
                                                                ---------   -----------  --------    ---------   ---------
Service and other revenue...................................    $ 21,354     $   110     $ 3,513     $     --    $ 24,977
Systems operating expense, including management fees of
  $649, $89, $375, $0 and $1,113, respectively..............    $(19,403)    $(1,344)    $(2,118)    $     --    $(22,865)
Selling, general and administrative expense.................    $(28,071)    $(2,008)    $(2,586)    $ (1,376)   $(34,041)
Adjusted EBITDA (1).........................................    $(25,471)    $(3,153)    $  (816)         N/A         N/A
Depreciation and amortization...............................    $(34,087)    $  (800)    $(1,382)    $     --    $(36,269)
Interest income, including related party income.............    $    287     $    32     $    --     $  5,225    $  5,544
Interest expense, including related party expense...........    $   (915)    $    --     $(1,011)    $(20,268)   $(22,194)
Equity in losses of affiliated companies, net...............    $     --     $    --     $    --     $ (5,414)   $ (5,414)
Net loss....................................................    $(58,274)    $(4,126)    $(4,230)    $(21,356)   $(87,986)
Cash and cash equivalents...................................    $  7,787     $   410     $   213     $ 10,810    $ 19,220
Property, plant and equipment, net..........................    $166,012     $16,309     $10,849     $     --    $193,170
Total assets................................................    $236,259     $25,655     $14,386     $ 43,023    $319,323

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

14.   COMMITMENTS

The Company has MMDS and programming license fees and programming commitments due annually as follows:

          1999.........................................   $ 38,310
          2000.........................................     45,658
          2001.........................................     51,541
          2002.........................................     54,583
          2003 and thereafter..........................     57,152
                                                          --------
                                                          $247,244
                                                          ========

The Company has operating lease obligations as follows:

          1999.........................................    $2,464
          2000.........................................       606
          2001.........................................       495
          2002.........................................       149
          2003 and thereafter..........................        22
                                                           ------
                                                           $3,736
                                                           ======

                          UIH AUSTRALIA PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A subsidiary of Austar has a five-year agreement with Optus Networks to lease a 54MHz transponder. Pursuant to the agreement, which commenced September 1, 1997, Austar will pay approximately $370 per month in satellite service fees to Optus Networks. Satellite fees payable annually are approximately as follows:

          1999.........................................    $ 4,440
          2000.........................................      4,440
          2001.........................................      4,440
          2002.........................................      2,960
                                                           -------
                                                           $16,280
                                                           =======

UIH and many of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during 1998, 1997 and 1996. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

15.  CONTINGENCIES

Other than as described below, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

The territorial government of Tahiti (in French Polynesia) had legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti then brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua. On November 25, 1998, the Conseil d' Etat cancelled the MMDS licenses awarded to Telefenua. Telefenua is in the process of seeking a new authorization. The Company has no reason to believe that a new authorization  will  not  be  granted.  If  Telefenua  does  not  obtain  a  new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

On July 14, 1998, UIH SFCC filed a complaint in the United States District Court for the District of Colorado, for damages for breach of contract, breach of fiduciary duty and to enforce UIH SFCC's rights as General Partner in UIH-SFCC LP, a Colorado Limited Partnership which owns an interest in SFCC, the 100% parent of Telefenua. The three defendants are Loic Brigato, Winfred Anderson and Yoshiko Payne, limited partners of UIH-SFCC LP. On September 27, 1998, UIH filed a parallel action in the District Court for the State of Colorado. Specifically, the complaints allege that the defendants have refused to abide by the terms of the Partnership Agreement and have taken actions highly detrimental to Telefenua. UIH-SFCC seeks monetary damages, a decree of specific performance requiring defendants to perform their obligations and a constructive trust over defendants' partnership interest. Defendants have filed in the federal court a motion to dismiss the complaint for lack of subject matter jurisdiction. There has been no decision issued as of this date. The Company intends to vigorously defend its position.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

MANAGEMENT

The directors and officers of the Company and the key employees of the operating companies and other management of the Company and their ages and positions are set forth below.

     Name                            Age        Position
     ----                            ---        --------
     The Company:
       Gene W. Schneider              72        Chairman of the Board and Chief Executive Officer
       Michael T. Fries               36        President and Director
       John C. Porter                 41        Chief Operating Officer

     Operating Companies:
       Bruce Mann                     43        Sales, Marketing and Programming Director, Austar
       Robert J. Birrell              36        Finance Director, Austar
       Jack B. Matthews               47        Chief Executive Officer, Saturn
       Joseph P. Gatto, Jr.           52        Chief Executive Officer, United Wireless

     Other Management:
       Kevin Ong                      43        Vice President--Finance
       Ellen P. Spangler              50        Vice President and Secretary
       Valerie L. Cover               42        Controller

DIRECTORS AND EXECUTIVE OFFICERS

GENE W. SCHNEIDER has served as Chairman of the Board of Directors of the Company and UAP since their respective formations and Chief Executive Officer since October 1998. He has served as Chairman of the Board of Directors of UIH since May 1989 and as its Chief Executive Officer since October 1995. From May
1989 until November 1991, Mr. Schneider served as Chairman of United Artists Entertainment Company ("United Artists"), then the third-largest U.S. cable television company. He was a founder of United Cable Television Corporation ("United Cable") in the early 1950's and, as its Chairman and Chief Executive Officer, built United Cable into the eighth-largest multiple system operator prior to merging with United Artists in 1989. He has been active in cable television affairs and has served on numerous National Cable Television Association ("NCTA") committees and special projects since NCTA's inception in the early 1950's. Mr. Schneider is also Chairman of the Board of Advance Display Technologies, Inc..

MICHAEL T. FRIES has served as President of the Company and UAP since their respective formations, and as a Director of the Company and UAP since November 1996. He served as Chief Executive Officer of the Company from November 1996 until September 1998. Prior to becoming President of the Company, Mr. Fries served as Senior Vice President, Development, of UIH, in which capacity he was responsible for managing UIH's acquisitions and new business development activities since March 1990, including UIH's expansion into the Asia/Pacific, Latin America and European markets. Mr. Fries is also a member of the Supervisory Board of UPC.

JOHN C. PORTER has served as Chief Operating Officer of UAP since January 1997, and has served as the Managing Director of Austar Entertainment Pty Limited, which became an indirect subsidiary of the Company in 1997, since July 1997. From March 1995 until January 1997, Mr. Porter served as Chief Operating Officer for Austar Entrtainment Pty Limited, where he was responsible for the design and deployment of such company's multi-channel multi-point distribution system/satellite/cable television network. Prior to joining Austar Entertainment Pty Limited, Mr. Porter served as the President of the Ohio Division of Time Warner, Inc., which had over 250,000 cable customers.

OPERATING COMPANIES

BRUCE MANN has served as Sales, Marketing and Programming Director of Austar since joining that company in April 1995. Mr. Mann is responsible for the development of Austar's marketing, sales and programming techniques and has played a critical role in the successful implementation of these plans throughout Austar's franchise area. Mr. Mann has been involved in various marketing capacities of communications and entertainment companies for the past 15 years, including eight years at Time Warner Cable as Director of Marketing-Brooklyn, Queens. From 1994 until joining Austar, Mr. Mann served as President, National Division, of Cross Country Wireless, Inc., a U.S. provider of wireless multi-channel television services. From 1991 to 1994, Mr. Mann served as Vice President-Marketing of Washington Redskins/Jack Kent Cooke Stadium, Inc., specializing in sports and entertainment related promotion, advertising and marketing.

ROBERT J. BIRRELL has served as Finance Director of Austar since January 1996 and has been involved with the development aspects of the Austar business since April 1994. Mr. Birrell is responsible for the accounting, finance, inventory control, investor relations and legal aspects of Austar's business. Prior to joining Austar, Mr. Birrell has been involved with various activities in large scale retailing in the Australian marketplace. From 1985 to 1993, Mr. Birrell served as Treasurer of Industrial Equity Limited, an Australian based investment company. Mr. Birrell has over 14 years experience in the banking and business environment in Australia.

JACK B. MATTHEWS has served as Chief Executive Officer of Saturn since joining that company in January 1995. Mr. Matthews is responsible for the technical, operating and marketing aspects of the business. Mr. Matthews has served in various general management capacities with several U.S. multiple system operators, including Cox Cable Communications and Continental Cablevision. From August 1993 until joining Saturn, Mr. Matthews was the Vice President-Sales & Marketing of Arrowsmith Technologies, a cable technology company, which develops and installs advanced field operations management and operations support systems for the cable television industry. From 1990 to 1993, Mr. Matthews was the President of COMM/ONE, an entrepreneurial business marketing sophisticated video and voice processing systems. Mr. Matthews has over 14 years of U.S. multi-channel television industry experience.

JOSEPH P. GATTO, JR. has been the Chief Executive Officer of United Wireless since May 1996. From May 1995 to May 1996, Mr. Gatto served as the Vice President-Development of UAP, focusing on telecommunications business development within the Asia/Pacific region. Prior to joining UAP, Mr. Gatto was the Director of Sales of Plexsys International Corp., a cellular system network manufacturer, where he was responsible for worldwide sales. Mr. Gatto has served in various sales and marketing capacities for U.S. and Asian telecommunications and technology companies for the past 26 years.

OTHER MANAGEMENT

KEVIN ONG has served as Vice President--Finance of the Company since May 1996. Prior to joining UIH, Mr. Ong served in various financial and senior management positions with U.S. and international cable television operators. From 1988 to 1994, Mr. Ong served as a Director with Jones Intercable, Inc. and the Treasurer of Jones International, Limited, where he was responsible for financial operations and various accounting functions.

ELLEN P. SPANGLER has served as Vice President and Secretary of the Company since July 1997. Ms. Spangler is responsible for the legal operations of the Company. Ms. Spangler also serves as Senior Vice President of Business and Legal Affairs and Secretary of UIH, a position she has held since December 1996. From February 1991 to December 1996, Ms. Spangler was Vice President and Assistant Secretary of UIH. Prior to joining UIH in January 1991, she served as Director of Business Affairs, Programming, at Tele-Communications, Inc. ("TCI") from 1987 to 1991, and as Acquisitions Counsel at TCI from 1984 to 1987.

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

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

All of the officers of the Company are employed by UIH, the indirect 98.0% stockholder of the Company. The Company pays no separate compensation to these officers; however, the Company and UIH Management are parties to the Management Agreement, pursuant to which the Company pays UIH Management a management fee for certain services provided to the Company. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP in the UAP Management Agreement. UIH Management and UAP also became parties to a similar management agreement (the "UIH Management Agreement") effective March 31, 1997.

Certain members of senior management of Austar, Saturn and United Wireless are U.S. expatriates who are employed by UIH and have been seconded to the respective operating companies. The respective operating companies reimburse UIH for compensation paid to these employees. Gene W. Schneider, the Company's Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. Michael T. Fries, the Company's President, is also an officer and employee of UIH and spends only a portion of his time on matters pertaining to the Company and its operations. The services of Messrs. Schneider and Fries are provided to the Company pursuant to the UIH Management Agreement. While the Company and its operating companies do not reimburse UIH directly for a specified portion of the compensation UIH pays to Messrs. Schneider and Fries, UAP pays a management fee to UIH under the UIH Management Agreement for certain services, including those of Messrs. Schneider and Fries, performed on behalf of the Company.

SUMMARY COMPENSATION TABLE
--------------------------

The following table sets forth the compensation paid during the years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company and the operating companies, whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1998. In addition, the information in this section reflects compensation received by the named executive officers for all services performed for the Company, UAP, UIH and their respective affiliates:

                                               Summary Compensation Table
                                                                                            Long-Term
                                                                                           Compensation
                                                      Annual Compensation                     Awards
                                             ---------------------------------------      --------------
                                                                           Other          Securities
                                                                           Annual          Underlying         All Other
Name and Principal Position         Year      Salary         Bonus      Compensation(1)   Options (#)(2)    Compensation
---------------------------        ------    --------     ------------  ------------      --------------    ------------
Gene W. Schneider                   1998     $450,000(3)    $     --       $    --          287,500(4)        $5,512(5)
Chief Executive Officer             1997     $369,904(3)    $     --       $    --          250,000(6)        $5,398(5)
                                    1996     $346,827(3)    $     --       $    --          100,000(7)        $5,398(5)

Michael T. Fries                    1998     $300,000(3)    $250,000       $25,000          625,000(8)        $5,632(5)
President                           1997     $245,346(3)    $     --       $    --          350,000(9)        $5,398(5)
                                    1996     $230,577(3)    $     --       $    --           10,000(10)       $5,398(5)

John C. Porter                      1998     $245,913(3)    $ 30,000       $60,081          250,000(11)       $5,632(5)
Chief Operating Officer             1997     $218,972(3)    $ 60,000       $47,142          200,000(12)       $5,398(5)
                                    1996     $195,986(3)    $ 42,402       $35,509               --           $5,398(5)

Bruce Mann                          1998     $181,457       $ 41,470       $21,839          245,000(13)       $5,296(14)
Sales, Marketing and                1997     $160,770       $ 45,900       $24,476           50,000(15)       $4,884(14)
Programming Director (Austar)       1996     $148,481       $ 29,106       $22,539               --           $4,885(14)

Jack B. Matthews                    1998     $155,000       $     --       $19,725               --           $5,170(16)
Chief Executive Officer (Saturn)    1997     $154,731       $ 29,000       $19,753            4,000(17)       $4,854(16)
                                    1996     $144,808       $ 15,000       $16,206               --           $4,841(16)

(1) Amounts represent additional cash compensation relating to overseas assignment.
(2) Amounts represent the number of options with respect to shares of Class A Common Stock of UIH, UAP, United Pan-Europe Communications ("UPC") and UIH Latin America ("ULA") granted to such executives as officers and employees of UIH.
(3) Amounts represent total compensation paid by UIH for duties performed with respect to the Company and other operations of UIH.
(4) Includes phantom stock options for 125,000 shares granted by UPC on September 24, 1998, and valued at $18.00 per share. Such phantom stock options vest evenly over 48 months with vesting having commenced April 1, 1997 and expire October 8, 2008. Includes phantom stock options for 62,500 shares granted by UAP on October 8, 1998, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire October 8, 2008. Also includes UIH options granted on October 8, 1998 to acquire 100,000 shares of Class A Common Stock at a purchase price of $8.3125 per share. Such options vest evenly over 48 months commencing on the date of grant and expire October 8, 2008. For information concerning the award of stock options by UIH included herein, see "Option Grants Table" below.
(5) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,800, $4,750 and $4,750 for the years ended December 31, 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by UIH for such officer's benefit.
(6) Includes phantom stock options for 125,000 shares granted by UAP on June 6, 1997, and valued at $10.00 per share. Such phantom options vest evenly over 48 months commencing on the date of grant and expire June 6, 2007. Includes phantom stock options for 125,000 shares granted by ULA on June 6, 1997, and valued at $4.26 per share. Such phantom options vest evenly over 48 months commencing on the date of grant and expire June 6, 2007.
(7) Includes UIH options granted on December 20, 1996 to acquire 100,000 shares of Class A Common Stock at a purchase price of $12.75 per share. Such options vest evenly over 48 months commencing on the date of grant and expire December 20, 2006.
(8) Includes phantom stock options for 175,000 shares granted by UAP on October 8, 1998, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire October 8, 2008. Includes phantom stock options for 300,000 shares granted by ULA on September 18, 1998, and valued at $8.98 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire September 18, 2008. Includes phantom stock options for 50,000 shares granted by UPC on September 18, 1998, and valued at $20.35 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire September 18, 2008. Also includes UIH options granted on September 18, 1998 to acquire 100,000 shares of Class A Common Stock at a purchase price of $10.375 per share. Such options vest evenly over 48 months commencing on the date of grant and expire September 18, 2008. For information concerning the award of stock options by UIH included herein, see "Option Grants Table" below.
(9) Includes phantom stock options for 350,000 shares granted by UAP on June 6, 1997, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire June 6, 2007.
(10) Includes UIH options granted on December 20, 1996 to acquire 10,000 shares of Class A Common Stock at a purchase price of $12.75 per share. Such options vest evenly over 48 months commencing on the date of grant and expire December 20, 2006.
(11) Includes phantom stock options for 225,000 shares granted by UAP on October 8, 1998, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months with vesting having commenced on June 8, 1996 for 125,000 shares and the balance commencing on date of grant, and expire October 8, 2008. Also includes UIH options granted December 18, 1998 to acquire 25,000 shares of Class A Common Stock at a purchase price of $10.375 per share. Such options vest evenly over 48 months commencing on the date of grant and expire December 18, 2008. For information concerning the award of stock options by UIH included herein, see "Option Grants Table" below.
(12) Includes phantom stock options for 200,000 shares granted by UAP on June 6, 1997, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire June 6, 2007.
(13) Includes phantom stock options for 225,000 shares granted by UAP on October 8, 1998, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months with vesting having commenced on June 8, 1996 for 125,000 shares and the balance commencing on date of grant and expire October 8, 2008. Also includes UIH options granted on December 18, 1998 to acquire 20,000 shares of Class A Common Stock at a purchase price of $10.375 per share. Such options vest evenly over 48 months commencing on the date of grant and expire December 18, 2008. For information concerning the award of stock options by UIH included herein, see "Option Grants Table" below.

(14) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,464, $4,236 and $4,237 for the years ended December 31, 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. Mann's benefit.
(15) Includes phantom stock options for 50,000 shares granted by UAP on June 6, 1997, and valued at $10.00 per share. Such phantom stock options vest evenly over 48 months commencing on the date of grant and expire June 6, 2007.
(16) Amounts consist of matching employer contributions made by UIH under UIH's employee 401(k) plan of $4,428, $4,206 and $4,193 for the years ended December 31, 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by UIH for Mr. Matthew's benefit.
(17) Includes UIH options granted on December 20, 1997 to acquire 4,000 shares of Class A Common Stock at a purchase price of $10.875 per share. Such options vest evenly over 24 months commencing on the date of grant and expire December 20, 2007.


OPTION GRANTS TABLE
-------------------

Messrs. Schneider, Fries, Porter, Mann and Matthews, as employees of UIH, have been granted options to acquire stock of UIH and its subsidiaries. The following tables set forth information concerning options to purchase shares of UIH Class A Common Stock granted to these executives during 1998 as well as the value of unexercised options held by such executives as of December 31, 1998. No such executive has exercised any options during the year ended December 31, 1998. The Company has not granted any options to acquire its stock.

                                             Option Grants in Last Year(1)

                                                    Individual Grants
                             ------------------------------------------------------------------     Potential Realizable Value
                              Number of     Percentage of                                            at Assumed Annual Rates
                              Securities    Total Options                                          of Stock Price Appreciation
                              Underlying     Granted to     Exercise  Market Price                       for Option Term (2)
                               Options      Employees in     Price      on grant    Expiration     ----------------------------
Name                          Granted (#)   Last Year(3)     ($/Sh)    Date ($/Sh)      Date         5% ($)            10% ($)
----                          -----------   -------------   --------- -----------   -----------    ---------         ----------
Gene W. Schneider              100,000         27.8%        $ 8.3125   $ 8.3125(4)    10/08/08     $522,769          $1,324,798
Michael T. Fries               100,000         27.8%        $10.3750   $10.3750(5)    09/18/08     $652,478          $1,653,508
John C. Porter                  25,000          7.0%        $10.3750   $18.2500(6)    12/18/08     $163,120          $  413,377
Bruce Mann                      20,000          5.6%        $10.3750   $18.2500(6)    12/18/08     $130,496          $  330,702
Jack B. Matthews                    --           --               --         --             --           --                  --

(1) The stock options granted during 1998 vest in equal monthly increments over the four-year period following the date of grant. Vesting of the options granted would be accelerated upon a change of control of UIH as defined in UIH's 1993 Stock Option Plan.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Class A Common Stock, continued employment of the optionee through the term of the options, and other factors.
(3) Based on all options to purchase Class A Common Stock granted to employees of the Company and UIH during the year ended December 31, 1998.
(4) Represents the closing market price per share of the Class A Common Stock on Nasdaq on October 8, 1998.
(5) Represents the closing market price per share of the Class A Common Stock on Nasdaq on September 18, 1998.
(6) Represents the closing market price per share of the Class A Common Stock on Nasdaq on December 18, 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION TABLE
------------------------------------------------------------

The following table sets forth information concerning unexercised options for UIH Class A Common Stock held by officers named in the Summary Compensation Table above as of December 31, 1998.

                        Aggregate Option Exercises in Last Year and Year-End Option Values

                                                              Number of Securities               Value of Unexercised
                                                             Underlying Unexercised                  In-the-Money
                                                             Options at Year-End (#)            Options at Year-End ($)
Name                                                       Exercisable/Unexercisable           Exercisable/Unexercisable
----                                                       -------------------------           -------------------------
Gene W. Schneider..................................            239,167 / 150,833               $1,955,577 /  $1,390,673
Michael T. Fries...................................            161,875 / 103,125               $1,465,157 /  $  879,844
John C. Porter.....................................                  0 /  25,000               $        0 /  $  221,875
Bruce Mann.........................................                  0 /  20,000               $        0 /  $  177,500
Jack B. Matthews...................................              2,000 /   2,000               $   16,750 /  $   16,750


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

Of the persons identified in the Summary Compensation Table, Messrs. Porter, Mann and Matthews continue to have such an employment agreement with UIH. The agreements with Porter and Mann terminate on October 8, 2002. Matthews' agreement terminated January 1, 1999, however, a current contract is under negotiation. These employment agreements provide for an annual base salary of $252,500 for Porter, $200,000 for Mann and $165,000 for Matthews, and eligibility for an annual bonus of up to a fixed percentage of the base salary, based on the performance of their respective entities as well as the individual's performance. All are entitled to participate in UIH employee benefits. In addition, Mr. Matthews is eligible to receive a project award based on company defined targets over the term of his compensation agreement. His base salary is reviewed annually.

COMPENSATION OF DIRECTORS

All of the directors of the Company are also directors or officers of UIH, UAP and/or officers of the Company. They receive no separate cash compensation for serving as directors of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors has no separate Compensation Committee as the Company currently does not have any employees. UIH's Compensation Committee, none of the members of which are employees or executive officers of the Company, determine the compensation of the Company's executive officers in their capacity as employees of UIH. Directors or executive officers of the Company may serve on the Boards of Directors of Austar, Saturn, Telefenua, United Wireless and XYZ Entertainment and, as part of their duties, may determine the compensation of those operating companies' employees. However, none of the employees of such operating companies are directors of the Company.

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

UAP owns 100% of the 17,810,249 shares of issued and outstanding common stock of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

RELATIONSHIP WITH UAP AND UIH

The Company is currently a direct, wholly-owned subsidiary of UAP, which is an indirect, 98.0%-owned subsidiary of UIH. The Company's operations to date have been funded by capital contributions from UIH and UAP as well as proceeds from the Notes, minority shareholder contributions and subsidiary bank debt.

The Company and UAP are parties to the UAP Management Agreement pursuant to which UAP agreed to continue to perform certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the UAP Management Agreement, the management fee was $750,000 for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the UAP Management Agreement by 8% per year. The management fee for the first year of the UAP Management Agreement was calculated based on an estimate of staff hours to accomplish the various administrative, accounting, financial reporting and other services to be provided to the Company under the UAP Management Agreement. The percentage those hours constituted of the respective employees' annual work hours was then multiplied by the employment cost to UIH for such employees.

Each of Austar, Saturn, Telefenua and United Wireless are parties to technical assistance agreements with UAP, pursuant to which the operating companies receive certain technical assistance in connection with such operating companies' design, development, construction, marketing and operation of their respective multi-channel television systems. Fees paid under these technical assistance agreements are a percentage (currently between 2.5% and 5.0%) of gross revenues generated by the operating companies plus reimbursements for costs associated with the seconded employees. As of December 31, 1998, Austar, Saturn, Telefenua and United Wireless had accrued fees due to parent under their technical assistance agreements of $8.3 million, $1.1 million, $3.1 million and $0.6 million, respectively.

TAX SHARING AGREEMENT

The Company is included as a member of UIH's consolidated tax return and, is a member of the UIH consolidated group (as long as non-UIH ownership of the Company does not exceed 20.0%). UIH and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of UIH. In general, UIH is responsible for filing consolidated tax returns and paying the associated taxes and the Company will reimburse UIH for the portion of the tax cost relating to the Company and its operations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
   (a)(1)  Financial Statements

   INCLUDED IN PART II OF THE REPORT:                                                                               Page
                                                                                                                   Number
                                                                                                                   ------
     UIH AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       36
     Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................       37
     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996...............       38
     Consolidated Statements of Stockholder's Deficit for the Years Ended December 31, 1998,
       1997 and 1996..........................................................................................       39
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996...............       40
     Notes to Consolidated Financial Statements...............................................................       41

   (a)(2)  Financial Statement Schedules

   INCLUDED IN PART IV OF THE REPORT:

     (i)  Financial Statement Schedules required to be filed

     UIH AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................      S-1
     Schedule I - Condensed Financial Information of the Registrant (Parent only).............................      S-2

     (ii) Separate Financial Statements and Related Schedules

     None.


(a) (3)  Exhibits

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

     4.1 The Indenture dated as of May 14, 1996, between the Issuer and American Bank National Association. (1)

     4.2 The Indenture dated as of September 23, 1997, between the Issuer and Firstar Bank of Minnesota, N.A. (2)

     4.3 Warrant Agreement dated as of November 15, 1997, between the Issuer and Firstar Bank of Minnesota, N.A. (1)

     4.4 The Articles of Incorporation, as amended, and By-Laws of the Registrant are included as Exhibits 3.1 and 3.2. (1)

     10.1 Memorandum of Variation dated December 21, 1995 to the Subscription and Securityholders Agreement, among United International Holdings, Inc., ("UIH"), UIH Australia, Inc. ("UIHA"), Salstel Media Holdings Pty Limited ("SMH"), Australis Media Limited ("Australis") and CTV Pty Limited ("CTV"). (1)

     10.2 Memorandum of Variation dated December 21, 1995 to the Subscription and Securityholders Agreement dated October 12, 1994, among UIH, UIH Australia II, Inc. ("UIHA II"), Salstel Media Investment Pty Limited ("SMI"), Australis and STV Pty Limited ("STV"). (1)

     10.3      Memorandum   of  Variation   dated  April  4,  1996  to  the  CTV
               Securityholders Agreement, among UIH ,UIHA, Australis, SMH and CTV. (1)

     10.4      Memorandum   of  Variation   dated  April  4,  1996  to  the  STV
               Securityholders Agreement, among UIH, UIHA II, Australis, SMI and STV. (1)

     10.5      Agreement dated December 21, 1995, among UIH, UIHA and SMH. (1)

     10.6 Amending Agreement dated April 4, 1996 to CTV Securityholders Agreement, among UIH, UIHA and SMH. (1)

     10.7      Agreement  dated  December 21, 1995,  among UIH, UIHA II and SMI.
               (1)

     10.8 Amending Agreement dated April 4, 1996 to the STV Securityholders Agreement, among UIH, UIHA II and SMI. (1)

     10.9 Subscription and Investment Agreement dated July 21, 1997, among SaskTel Holdings (New Zealand), Inc. ("SaskTel"), Saskatchewan Telecommunications Holding Corporation, UIH New Zealand Holdings, Inc. ("UIHNZ"), UIH Asia/Pacific Communications, Inc. ("UAP") and Saturn Communications Limited ("Saturn"), as amended. (2)

     10.10 Shareholders Agreement dated July 23, 1997, among SaskTel, UIHNZ and Saturn. (2)

     10.11 XYZ Shareholders Agreement dated September 6, 1995, among Century United Programming Ventures Pty Limited ("CUPV"), Foxtel Management Pty Limited ("Foxtel"), XYZ Entertainment Pty Limited ("XYZ"), Century United Programming Ventures ("CPVC") and the Issuer. (1)

     10.12     Shareholders   Deed   dated   June  30,   1995,   among   Century
               Communications Corporation, CPVC, UIH, the Issuer and CUPV. (1)

     10.13     UIH-SFCC   L.P.   Amended  and  Restated   Agreement  of  Limited
               Partnership dated January 6, 1995, among UIH-SFCC Inc. and the limited partners named therein. (1)

     10.14 Master Agreement dated January 11, 1995, between UIH-SFCC L.P. and the Societe Francaise des Communications et du Cable S.A. ("Societe"). (1)

     10.15 Shareholder's Agreement dated January 11, 1995, among UIH-SFCC L.P. and the shareholders named therein. (1)

     10.16 A$200,000,000 Syndicated Senior Secured Debt Facility Agreement dated July 31, 1997, among Austar Entertainment Pty Limited ("Austar"), Chase Securities Australia Limited, the Guarantors named herein and the financial institutions named herein. (3)

     10.17 Syndicated Senior Secured Debt Facility Agreement, dated November 5, 1998 by and among Saturn Communications Limited, as the
               Borrower, Kiwi Cable Company Limited, as Guarantor, each financial institution specified as a bank in Schedule 1 attached thereto, and Toronto Dominion Australia Limited, as the Agent.

     10.18 Channel Supply Agreement dated June 30, 1995, among XYZ, CUPV and East Coast Pay Television Pty Limited ("ECT"). (1)

     10.19 Technical Assistance Agreement dated October 12, 1994, between CTV and United International Management, Inc. ("UIMI"). (1)

     10.20 Technical Assistance Agreement dated October 12, 1994, between STV and UIMI. (1)

     10.21 Technical Assistance Agreement dated July 8, 1994, between Saturn and UIH. (1)

     10.22 Amendment No. 1 to Technical Assistance Agreement dated July 23, 1997, between Saturn and UAP. (2)

     10.23 Technical Assistance Agreement dated July 23, 1997, between SaskTel and Saturn. (2)

     10.24 Technical Assistance Agreement dated January 11, 1995, between Telefenua S.A. and Societe. (1)

     10.25 Assignment of Rights and Delegation of Duties under Technical Assistance Agreement dated January 11, 1995, between Societe and UIMI. (1)

     10.26 Management Agreement dated May 1, 1996, between UIH Management, Inc. and the Registrant. (1)

     10.27 Tax Allocation Agreement dated May 8, 1996, among UIH, UAP and the Issuer. (1)

     12.1      Statement re:  Ratio of Earnings to Fixed Charges.

     21.1      List of Subsidiaries.

     23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (UIH Australia/Pacific, Inc.).

     24.1      Power of Attorney.

     27.1      Financial Data Schedule.


----------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-05017) filed on May 31, 1996.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on November 6, 1997.
(3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on December 5, 1997.


   (b)   Reports on Form 8-K filed during the quarter:

         None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To UIH Australia/Pacific, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of UIH Australia/Pacific, Inc. included in this Form 10-K and have issued our report thereon dated March 29, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP




Denver, Colorado
March 29, 1999

                                        UIH AUSTRALIA/PACIFIC, INC.
                                                PARENT ONLY
                                                 SCHEDULE 1
                              Condensed Financial Information of the Registrant
                          (Stated in thousands, except share and per share amounts)
                                                                                                              As of December 31,
                                                                                                         -------------------------
                                                                                                           1998             1997
                                                                                                         --------         --------
ASSETS
Current Assets
  Cash and cash equivalents......................................................................        $     --          $    955
  Short-term liquid investments..................................................................             763            12,325
  Related party receivables and costs to be reimbursed...........................................             327               738
  Other current assets...........................................................................               3               195
                                                                                                         --------          --------
     Total current assets........................................................................           1,093            14,213

Investments in and advances to affiliated companies, accounted for under the equity method.......          52,801           122,247
Deferred financing costs, net of accumulated amortization of $1,215 and $624, respectively.......           9,173             9,757
Other non-current assets.........................................................................              --                77
                                                                                                         --------          --------
     Total assets................................................................................        $ 63,067          $146,294
                                                                                                         ========          ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Related party payables.........................................................................        $  1,056          $    723
  Accounts payable...............................................................................              --               195
  Accrued liabilities............................................................................              --               406
                                                                                                         --------          --------
     Total current liabilities...................................................................           1,056             1,324

Senior discount notes............................................................................         356,640           309,123
                                                                                                         --------          --------
     Total liabilities...........................................................................         357,696           310,447

Stockholder's deficit
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding                   --                --
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 and 13,864,941
     shares issued and outstanding, respectively.................................................             178               139
  Additional paid-in capital.....................................................................         215,624           139,621
  Accumulated deficit............................................................................        (481,240)         (274,949)
  Other cumulative comprehensive loss............................................................         (29,191)          (28,964)
                                                                                                         --------          --------
     Total stockholder's deficit.................................................................        (294,629)         (164,153)
                                                                                                         --------          --------
Total liabilities and stockholder's deficit......................................................        $ 63,067          $146,294
                                                                                                         ========          ========

                                        UIH AUSTRALIA/PACIFIC, INC.
                                                PARENT ONLY
                                                 SCHEDULE 1
                        Condensed Information as to the Operations of the Registrant
                                           (Stated in thousands)

                                                                                   For the Years Ended December 31,
                                                                              ------------------------------------------
                                                                                 1998            1997            1996
                                                                              ----------      ----------      ----------
Corporate general and administrative expense, including management
  fees to related party of $853, $790 and $750, respectively..............    $  (5,689)      $  (3,189)       $ (1,173)
                                                                              ---------       ---------        --------
     Net operating loss...................................................       (5,689)         (3,189)         (1,173)

Interest income...........................................................           81             643           3,505
Interest expense..........................................................      (48,108)        (38,115)        (20,270)
Other expense, net........................................................         (836)           (559)            (59)
                                                                              ---------       ---------        --------
     Net loss before other item...........................................      (54,552)        (41,220)        (17,997)

Share in losses of affiliated companies, net..............................     (151,739)       (126,836)        (69,989)
                                                                              ---------       ---------        --------
     Net loss.............................................................    $(206,291)      $(168,056)       $(87,986)
                                                                              =========       =========        ========

                                        UIH AUSTRALIA/PACIFIC, INC.
                                                PARENT ONLY
                                                 SCHEDULE 1
                        Condensed Information as to the Cash Flows of the Registrant
                                           (Stated in thousands)

                                                                                                       For the Years Ended
                                                                                                           December 31,
                                                                                             --------------------------------------
                                                                                                1998          1997          1996
                                                                                             ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................             $(206,291)    $(168,056)    $(87,986)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Share in results of affiliated companies, net.................................               151,739       126,836       69,989
  Allocation of expense accounted for as capital contributions by parent........                 4,622         1,949           --
  Accretion of interest on senior notes and amortization of deferred
    financing costs.............................................................                48,108        38,115       20,270
  (Increase) decrease in related party receivables and other assets.............                   603         1,768       (2,112)
  Increase in accounts payable, accrued liabilities and other...................                 2,332         2,210           70
                                                                                             ---------     ---------     --------
Net cash flows from operating activities........................................                 1,113         2,822          231
                                                                                             ---------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................                  (763)      (15,988)    (199,242)
Sale of short-term liquid investments...........................................                12,325        22,303      180,602
Investments in and advances to affiliated companies and other investments.......               (72,570)      (61,024)    (171,553)
                                                                                             ---------     ---------     --------
Net cash flows from investing activities........................................               (61,008)      (54,709)    (190,193)
                                                                                             ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent....................................................                58,947         7,863       10,664
Proceeds from offering of senior discount notes.................................                    --        29,925      225,115
Borrowings on related party payable to parent...................................                    --         4,999           --
Payment on bridge loan payable to parent........................................                    --            --      (25,000)
Deferred financing costs........................................................                    (7)         (755)     (10,007)
                                                                                             ---------     ---------     --------
Net cash flows from financing activities........................................                58,940        42,032      200,772
                                                                                             ---------     ---------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................                  (955)       (9,855)      10,810
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................                   955        10,810           --
                                                                                             ---------     ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................             $      --     $     955     $ 10,810
                                                                                             =========     =========     ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent......................................             $  12,473     $   7,800     $ 25,000
                                                                                             =========     =========     ========
Gain on issuance of shares by New Zealand subsidiary............................             $      --     $   5,985     $     --
                                                                                             =========     =========     ========
Non-cash issuance of warrants to purchase common stock..........................             $      --     $   3,678     $     --
                                                                                             =========     =========     ========
Non-cash stock issuance for purchase of 50.0% interest in New Zealand subsidiary             $      --     $      --     $  7,800
                                                                                             =========     =========     ========
Increase in unrealized loss on investment.......................................             $      --     $    (985)    $ (3,412)
                                                                                             =========     =========     ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 31 day of March 1999.


                                               UIH Australia/Pacific, Inc.
                                               a Colorado corporation

                                               By:  /S/ Valerie L. Cover
                                               ---------------------------------
                                               Valerie L. Cover
                                               Controller


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

                                                 Title of Position
Signature                                        Held With the Registrant
---------                                        ------------------------

     *
---------------------------------
Gene W. Schneider                                Chairman of the Board and          March 31, 1999
                                                 Chief Executive Officer
     *
---------------------------------
Michael T. Fries                                 Director and President             March 31, 1999



/S/ Valerie L. Cover
---------------------------------
Valerie L. Cover                                 Controller (Principal
                                                 Accounting Officer)                March 31, 1999



*  By:   /S/ Valerie L. Cover
      ---------------------------
      Valerie L. Cover
      Attorney-in-fact