Form 10-Q
period 1999-03-31
UIH AUSTRALIA PACIFIC INC
filed 1999-05-17
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

The Company has no publicly-traded shares of capital stock. As of May 7, 1999 the Company had 17,810,249 shares of common stock outstanding.

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
                                            ------------------------------


Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 (Unaudited).............     2

     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999
         and 1998 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Three Months Ended March 31, 1999
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and
         1998 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     14
------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................................     24
------

                                            PART II - OTHER INFORMATION
                                            ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     27
------

                                                   UIH AUSTRALIA/PACIFIC, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Stated in thousands, except share and per share amounts)
                                                          (Unaudited)

                                                                                                         As of         As of
                                                                                                       March 31,    December 31,
                                                                                                         1999          1998
                                                                                                       ---------    ------------
ASSETS
Current assets
  Cash and cash equivalents....................................................................       $    172       $    181
  Restricted cash..............................................................................             --             --
  Short-term liquid investments................................................................            769            763
  Subscriber receivables, net..................................................................          6,999          6,322
  Related party receivables....................................................................          1,400            746
  Other receivables............................................................................            934            736
  Prepaids and other current assets............................................................          3,671          4,615
                                                                                                      --------       --------
         Total current assets..................................................................         13,945         13,363
Investments in and advances to affiliated companies, accounted for under
 the equity method, net........................................................................         27,328         24,597
Property, plant and equipment, net of accumulated depreciation of $175,052
 and $147,511, respectively....................................................................        125,933        122,968
Goodwill and other intangible assets, net of accumulated amortizaton of $19,520
 and $17,512, respectively.....................................................................         42,618         42,559
Deferred financing costs, net of accumulated amortization of $3,867 and $3,237,
 respectively..................................................................................         11,208         11,675
Other non-current assets, net..................................................................            814            870
                                                                                                      --------       --------
         Total assets..........................................................................       $221,846       $216,032
                                                                                                      ========       ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable.............................................................................       $ 12,187       $  5,426
  Accrued liabilities..........................................................................         14,940         28,522
  Construction payables........................................................................          1,972          1,076
  Current portion of due to parent.............................................................          4,712          3,665
  Short-term debt..............................................................................         57,088         36,738
  Current portion of other long-term debt......................................................          2,015          2,189
                                                                                                      --------       --------
        Total current liabilities..............................................................         92,914         77,616

Due to parent..................................................................................          8,233          6,578
Senior discount notes..........................................................................        368,816        356,640
Other long-term debt...........................................................................         70,825         68,086
Other long-term liabilities....................................................................          1,945          1,741
                                                                                                      --------       --------
        Total liabilities......................................................................        542,733        510,661
                                                                                                      --------       --------
Stockholder's deficit
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...             --             --
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 shares
   issued and outstanding......................................................................            178            178
  Additional paid-in capital...................................................................        235,643        215,624
  Accumulated deficit..........................................................................       (528,775)      (481,240)
  Other cumulative comprehensive loss..........................................................        (27,933)       (29,191)
                                                                                                      --------       --------
        Total stockholder's deficit............................................................       (320,887)      (294,629)
                                                                                                      --------       --------
        Total liabilities and stockholder's deficit............................................       $221,846       $216,032
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

                                                              2

                                                   UIH AUSTRALIA/PACIFIC, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Stated in thousands, except share and per share amounts)
                                                          (Unaudited)

                                                                                                         For the Three Months Ended
                                                                                                                  March 31,
                                                                                                        ----------------------------
                                                                                                            1999             1998
                                                                                                        -----------      -----------
Revenue..........................................................................................       $   30,432       $   20,453

System operating expense, including related party expense of $1,393 and $973, respectively.......          (23,233)         (12,323)
System selling, general and administrative expense...............................................          (10,653)         (10,372)
Regional overhead expense........................................................................             (292)          (1,289)
Corporate general and administrative expense, including management fee to related party
 of $219 and $203, respectively..................................................................             (737)            (792)
Depreciation and amortization....................................................................          (24,461)         (27,409)
                                                                                                        ----------       ----------
        Net operating loss.......................................................................          (28,944)         (31,732)

Interest income..................................................................................               33              100
Interest expense, including related party expense of $0 and $317,  respectively..................          (14,922)         (13,116)
Other expense, net...............................................................................             (330)            (296)
                                                                                                        ----------       ----------
        Net loss before other items..............................................................          (44,163)         (45,044)

Share in results of affiliated companies, net....................................................           (3,372)          (2,289)
                                                                                                        ----------       ----------
        Net loss.................................................................................       $  (47,535)      $  (47,333)
                                                                                                        ==========       ==========
Basic and diluted loss per common share..........................................................       $    (2.67)      $    (3.41)
                                                                                                        ==========       ==========
Weighted-average number of common shares outstanding.............................................       17,810,249       13,864,941
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

                                                  UIH AUSTRALIA/PACIFIC, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                        (Stated in thousands, except share amounts)
                                                          (Unaudited)

                                                                                           Other
                                             Common Stock      Additional                Cumulative
                                         --------------------   Paid-In    Accumulated  Comprehensive
                                           Shares      Amount   Capital      Deficit       Loss(1)         Total
                                         ----------  --------  ----------  -----------  ---------------  ---------
Balances, January 1, 1999..............  17,810,249    $178     $215,624    $(481,240)    $(29,191)      $(294,629)

Cash contributions from parent.........          --      --       19,230           --           --          19,230
Non-cash contributions from parent.....          --      --          789           --           --             789
Net loss...............................          --      --           --      (47,535)          --         (47,535)
Change in cumulative translation
 adjustments...........................          --      --           --           --        1,258           1,258
                                                                                                         ---------
Total comprehensive loss...............                                                                     46,277
                                         ----------    ----     --------    ---------     --------       ---------
Balances, March 31, 1999...............  17,810,249    $178     $235,643    $(528,775)    $(27,933)      $(320,887)
                                         ==========    ====     ========    =========     ========       =========

(1) As of March 31, 1999, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments.

               The  accompanying  notes are an integral  part of this  condensed consolidated financial statement.

                                                  UIH AUSTRALIA/PACIFIC, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     (Stated in thousands)
                                                          (Unaudited)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                -----------------------------------
                                                                                                   1999                      1998
                                                                                                ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................................       $(47,535)                 $(47,333)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization..........................................................         24,461                    27,409
  Share in results of affiliated companies, net..........................................          1,777                     2,289
  Allocation of expense accounted for as capital contributions by parent.................            789                     1,774
  Accretion of interest on senior notes and amortization of deferred financing costs.....         12,731                    11,695
  Increase in subscriber receivables.....................................................           (447)                     (140)
  (Increase) decrease in related party receivables.......................................           (527)                      118
  Decrease (increase) in other assets....................................................          2,135                    (1,212)
  Increase in technical assistance agreement payables....................................          2,253                       991
  Decrease in accounts payable, accrued liabilities and other............................         (7,865)                      (86)
                                                                                                --------                  --------
Net cash flows from operating activities.................................................        (12,228)                   (4,495)
                                                                                                --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments................................................         (1,066)                       --
Sale of short-term liquid investments....................................................          1,060                    12,325
Investments in and advances to affiliated companies......................................         (5,177)                      (51)
Deconsolidation of New Zealand subsidiary................................................             --                    (9,881)
Purchase of property, plant and equipment................................................        (22,064)                  (11,442)
Increase in construction payables........................................................            852                       349
                                                                                                --------                  --------
Net cash flows from investing activities.................................................        (26,395)                   (8,700)
                                                                                                --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from parent...........................................................         19,230                     1,511
Borrowings of other debt.................................................................         18,941                        --
Borrowings (payments) on capital leases and other debt...................................             37                      (187)
                                                                                                --------                  --------
Net cash flows from financing activities.................................................         38,208                     1,324
                                                                                                --------                  --------
EFFECT OF EXCHANGE RATES ON CASH.........................................................            406                       448
                                                                                                --------                  --------
DECREASE IN CASH AND CASH EQUIVALENTS....................................................             (9)                  (11,423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................            181                    12,344
                                                                                                --------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................       $    172                  $    921
                                                                                                ========                  ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash received for interest...............................................................       $      8                  $    138
                                                                                                ========                  ========
Cash paid for interest...................................................................       $  2,311                  $  1,129
                                                                                                ========                  ========
DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital..........................................................................       $     --                  $  4,159
Property, plant and equipment............................................................             --                   (26,484)
Goodwill and other intangible assets.....................................................             --                    (2,805)
Notes payable and other debt.............................................................             --                     3,833
Minority interest........................................................................             --                    11,416
                                                                                                --------                  --------
Total cash relinquished..................................................................       $     --                  $ (9,881)
                                                                                                ========                  ========

              The  accompanying  notes are an integral  part of these  condensed consolidated financial statements.

                                                              5

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999
   (Monetary amounts stated in thousands, except share and per share amounts)
                                   (Unaudited)

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

The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of March 31, 1999.

          ***********************************************************
          *                                                         *
          *                           UIH                           *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                                 98%   *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *                       The Company                       *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * CTV Pty Limited and STV Pty Limited                     *
          *  (collectively, "Austar")                      100.0%   *
          * United Wireless Pty Limited ("United                    *
          *  Wireless")                                    100.0%   *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                25.0%   *
          *New Zealand:                                             *
          * Saturn Communications Limited ("Saturn")        65.0%   *
          *Tahiti:                                                  *
          * Telefenua S.A. ("Telefenua")                    90.0%   *
          *                                                         *
          ***********************************************************

LIQUIDITY AND CAPITAL RESOURCES

A substantial portion of the Company's investments to date relate to our investment in Austar, which is comprised primarily of multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") satellite operations. Austar has essentially completed the construction and deployment of its entire MMDS network infrastructure and has incurred certain other significant expenditures, such as Austar's National Customer Service Center, which contemplates provision of MMDS and DTH services to a substantially larger customer base than currently exists. In order to expand Austar's customer base and build-out the Company's other projects, the Company will need a significant amount of additional capital. As of March 31, 1999, the Company had a net working capital deficit of $74,257, excluding related party payables of $4,712. This working capital deficit includes $57,088 of bank debt for Austar which was refinanced as of April 28, 1999 (see Note 8).

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. The Company previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, the Company accounted for its investment in Saturn under the equity method. During the fourth quarter of 1998, the Company discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issues 96-16 ("EITF 96-16"), and related rules of the SEC, because the minority shareholders of Saturn have participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended March 31, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. The Company is currently pursuing alternatives which would allow for the future consolidation of Saturn. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term liquid investments include certificates of deposit, commercial paper and government securities which have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and are reported at fair market value.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, the Company's investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Upon disconnection of a MMDS or DTH subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the unamortized portion of capitalized labor are written off and accounted for as additional depreciation expense. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

            Subscriber premises equipment and converters...     5-10 years
            MMDS/DTH distribution facilities...............     5-10 years
            Cable distribution networks....................     5-10 years
            Office equipment, furniture and fixtures.......     3-10 years
            Buildings and leasehold improvements...........     3-10 years
            Other..........................................     3-10 years

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized using the straight-line method over 15 years. The acquisition of MMDS licenses has been recorded at fair market value, and amortization expense is computed using the straight-line method over the term of the license, up to a maximum of 15 years.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of multi-channel cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

BASIC AND DILUTED LOSS PER SHARE

"Basic loss per share" is determined by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted loss per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's warrants are excluded from the Company's diluted loss per share amounts for all years presented because their effect would be anti-dilutive

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's deficit and are included in Other Cumulative Comprehensive Loss.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEW ACCOUNTING PRINCIPLES

The Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") issued by the American Institute of Certified Public Accountants which defines start-up and organization costs which must be expensed as incurred has been adopted.

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

3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                 As of March 31, 1999
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation     Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ----------       -------
     Saturn...............       $55,990                 $(26,113)             $(3,550)       $    --          $26,327
     XYZ Entertainment....        19,363                  (18,473)                 111             --            1,001
     Telefenua............        18,599                  (14,215)                  --         (4,384)(1)           --
                                 -------                 --------              -------        -------          -------
          Total...........       $93,952                 $(58,801)             $(3,439)       $(4,384)         $27,328
                                 =======                 ========              =======        =======          =======


                                                               December 31, 1998
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ---------        -------

     Saturn...............       $49,808                 $(23,138)             $(2,881)       $    --          $23,789
     XYZ Entertainment....        19,363                  (18,666)                 111             --              808
     Telefenua............        18,599                  (14,215)                  --         (4,384)(1)           --
                                 -------                 --------              -------        -------          -------
           Total..........       $87,770                 $(56,019)             $(2,770)       $(4,384)         $24,597
                                 =======                 ========              =======        =======          =======

     (1) The Company has reserved the remaining balance of the Telefenua investment of $4,384 due to the uncertainty of realization.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   PROPERTY, PLANT AND EQUIPMENT

                                                          As of        As of
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

     Subscriber premises equipment and converters.....  $213,211    $ 187,247
     MMDS/DTH distribution facilities.................    58,782       54,725
     Cable distribution networks......................     2,084        2,009
     Office equipment, furniture and fixtures.........    10,228        9,810
     Buildings and leasehold improvements.............     2,989        2,841
     Other............................................    13,691       13,847
                                                        --------     --------
                                                         300,985      270,479
         Accumulated depreciation....................   (175,052)    (147,511)
                                                        --------     --------
         Net property, plant and equipment............  $125,933     $122,968
                                                        ========     ========

5.   GOODWILL AND OTHER INTANGIBLE ASSETS
                                                          As of        As of
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

     Austar...........................................   $57,718      $55,805
     Other............................................     4,420        4,266
                                                         -------      -------
                                                          62,138       60,071
         Accumulated amortization.....................   (19,520)     (17,512)
                                                         -------      -------
         Net goodwill and other intangible assets.....   $42,618      $42,559
                                                         =======      =======

6.   SHORT-TERM DEBT
                                                          As of        As of
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

     Austar Bank Facility (see Note 8)................   $57,088      $36,738
                                                         -------      -------
         Total notes payable..........................   $57,088      $36,738
                                                         =======      =======

7.   SENIOR DISCOUNT NOTES

                                                          As of        As of
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

     May 1996 Notes (as defined below), net of
      unamortized discount............................  $332,950     $321,687
     September 1997 Notes (as defined below),
      net of unamortized discount.....................    35,866       34,953
                                                        --------     --------
         Total senior discount notes..................  $368,816     $356,640
                                                        ========     ========

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443,000 (the "May 1996 Notes"), had an accreted value of $332,950 as of March 31, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70,000 which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the May 1996 Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $279,600 and $223,700 as of March 31, 1999 and December 31, 1998, respectively.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45,000 (the "September 1997 Notes"), had an accreted value of $35,866 as of March 31, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the September 1997 Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $28,400 and $22,700 as of March 31, 1999 and December 31, 1998, respectively.

On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 Notes (collectively, the "Notes"), the Company issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of the Company's common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the Notes on a pro-rata basis and as an increase in additional paid-in capital.

8.   OTHER LONG-TERM DEBT
                                                          As of        As of
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

     Austar Bank Facility.............................   $69,775      $67,352
     Capitalized leases and other.....................     3,065        2,923
                                                         -------      -------
                                                          72,840       70,275
        Less current portion..........................    (2,015)      (2,189)
                                                         -------      -------
        Total other long-term debt....................   $70,825      $68,086
                                                         =======      =======

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility (the "Austar Bank Facility") in the amount of A$200,000 ($126,863 as of March 31, 1999) to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consisted of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. All of Austar's assets were pledged as collateral for the Austar Bank Facility. As of March 31, 1999, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($69,775 converted using the March 31, 1999 exchange rate). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September, 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the A$90,000 term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of March 31, 1999, Austar had drawn A$90,000 ($57,088) on the term loan facility for a total outstanding balance of A$200,000. On April 23, 1999 (subsequently executed and funded A$222,000 on April 28, 1999), Austar secured a new A$400,000 syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the A$200,000 Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200,000 amortizing term facility ("Tranche 1") and (ii) A$200,000 cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   RELATED PARTY

Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of UIH, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $750 for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). For the three months ended March 31, 1999 and 1998, the Company recorded $1,612 and $1,176, respectively, in related party management fees. In addition, the Company reimburses UAP or UIH for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or UIH on behalf of the Company. In December 1997, UIH began allocating corporate and regional general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable. For the three months ended March 31, 1999 and 1998, the Company recorded $789 and $1,774, respectively, in corporate and regional general and administrative expense allocated from UIH.

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

Included in the amount due to parent is the following:

                                                                                          As of          As of
                                                                                        March 31,     December 31,
                                                                                          1999           1998
                                                                                        ---------     ------------
     Austar technical assistance agreement obligations, including deferred.........
      management fees of $7,575 and $5,973, respectively (1).......................      $10,361        $ 8,347
     United Wireless technical assistance agreement obligations....................          658            605
     Payable to parent for management fees.........................................        1,274          1,056
     Other.........................................................................          652            235
                                                                                         -------        -------
                                                                                          12,945         10,243
             Less current portion..................................................       (4,712)        (3,665)
                                                                                         -------        -------
             Total due to parent...................................................      $ 8,233        $ 6,578
                                                                                         =======        =======

     (1) UAP has the option of converting these management fees into equity.

10.  SEGMENT INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates it systems. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                For the Three Months Ended   For the Three Months Ended      As of         As of
                       March 31, 1999              March 31, 1998          March 31,    December 31,
                --------------------------   --------------------------      1999          1998
                                 Adjusted                    Adjusted     --------------------------
                Revenue         EBITDA (1)   Revenue         EBITDA (1)         Total Assets
                -------         ----------   -------         ----------   --------------------------
Australia.....  $30,432         $(2,061)     $19,316          $(1,385)    $185,410       $181,169
New Zealand...       --              --           --               --       26,327         23,789
Tahiti........       --              --        1,137              116           --             --
Corporate.....       --            (810)          --           (1,878)      10,109         11,074
                -------         -------      -------          -------     --------       --------
   Total......  $30,432         $(2,871)     $20,453          $(3,147)    $221,846       $216,032
                =======         =======      =======          =======     ========       ========

(1) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under GAAP, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.


Adjusted  EBITDA  reconciles  to the  consolidated  statement of  operations  as follows:
                                                     For the Three Months
                                                        Ended March 31,
                                               -------------------------------
                                                  1999                  1998
                                               ---------             ---------

     Net operating loss..................      $(28,944)             $(31,732)
     Depreciation and amortization.......        24,461                27,409
     Management fees.....................         1,612                 1,176
                                               --------              --------
       Consolidated Adjusted EBITDA......      $ (2,871)             $ (3,147)
                                               ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding our financial activities and condition.

We have no employees of our own. UAP, our parent, provides various management, financial reporting, accounting and other services for us pursuant to the terms of the UAP Management Agreement. Austar, Saturn, Telefenua and United Wireless are also parties to technical service agreements with UAP for which such operating companies pay to UAP fees based on their respective gross revenues.

Certain statements in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services we may offer, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint ventures, and other factors referenced in this report. These forward-looking statements apply only as of the date of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements, or any other changes in events, conditions or circumstances on which these statements are based. Our statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report related to Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

INTRODUCTION

We currently hold (i) an effective 100% economic interest in Austar, (ii) a 65.0% interest in Saturn, (iii) a 25.0% interest in XYZ Entertainment, (iv) an up to 90.0% economic interest in Telefenua and (v) a 100% interest in United Wireless. We previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, we accounted for our investment in Saturn under the equity method. During the fourth quarter of 1998, we discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issues 96-16 ("EITF 96-16"), and related rules of the SEC, because the minority shareholders of Saturn have participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flow for the period ended March 31, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. We are currently pursuing alternatives which would allow for the future consolidation of Saturn. Effective October 1, 1998, we discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting.

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                   As of March 31, 1999
                                   ------------------------------------------------------------------------------------
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
  Austar.........................    2,085,000       2,083,108         311,119              14.9%            100.0%
  Saturn.........................      141,000          56,249           7,590              13.5%             65.0%
  Telefenua......................       31,000          20,128           6,125              30.4%             90.0%
                                     ---------       ---------         -------
        Total....................    2,257,000       2,159,485         324,834
                                     =========       =========         =======
Telephony:
  Saturn (1).....................      141,000          53,257          10,675              20.0%             65.0%
                                     =========       =========         =======
Programming:
  XYZ Entertainment..............          N/A(2)          N/A         750,439(3)             N/A             25.0%
                                     =========       =========         =======
Data:
  Saturn.........................      141,000          53,257             900(4)            1.7%             65.0%
                                     =========       =========         =======

                                                                   As of March 31, 1998
                                   ------------------------------------------------------------------------------------
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
  Austar.........................    1,635,000       1,589,000         199,955              12.6%            100.0%
  Saturn.........................      141,000          23,780           3,245              13.6%             65.0%
  Telefenua......................       31,000          20,128           6,104              30.3%             90.0%
                                     ---------       ---------         -------
        Total....................    1,807,000       1,632,908         209,304
                                     =========       =========         =======
Programming:
  XYZ Entertainment..............          N/A(2)          N/A         577,476(3)             N/A             25.0%
                                     =========       =========         =======

(1) In April 1998, Saturn launched business and residential telephony services in the Wellington, New Zealand area.
(2) The Company expects that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers.
(3) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.
(4)  Saturn launched data services in late 1998.

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in Austar's local currency:

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     1999              1998
                                                                   --------          --------
                                                                         (In thousands)
     Austar (A$):
       Revenue................................................      47,754            28,791
       System operating expense (1)...........................     (36,033)          (17,112)
       System selling, general and administrative expense.....     (16,340)          (14,340)
       Adjusted EBITDA (2)....................................      (2,433)           (1,297)
       Capital expenditures...................................      34,899            12,771

     (1)  Includes management fees of A$2,186 and A$1,364 million, respectively.
     (2) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under GAAP, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, we had invested approximately $436.4 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                       As of
                                                                     March 31,
     SOURCES OF FUNDINGS:                                              1999
                                                                  --------------
                                                                  (In thousands)
     Senior discount notes proceeds, net of offering costs.....      $244,652
     Cash contributions and other equity from parent (1).......       187,264
     Cash received for interest................................         4,526
                                                                     --------
                                                                     $436,442
                                                                     ========

                                                                       As of
                                                                     March 31,
USES OF FUNDINGS:                                                      1999
                                                                  (In thousands)
                                                                  --------------
     Austar (1)................................................      $339,929
     Saturn....................................................        44,612
     Telefenua.................................................        16,738
     XYZ Entertainment.........................................        16,481
     United Wireless...........................................        10,764
     Other.....................................................         7,918
                                                                     --------
        Total..................................................      $436,442
                                                                     ========


     (1) Includes issuance/use of $29.8 million and $6.2 million in UIH convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.

We are responsible for our proportionate share of the capital requirements of the operating companies. We have funded our proportionate share to date with capital contributed by UIH and UAP and proceeds from private debt offerings and have reduced our proportionate share to date with subsidiary bank debt and strategic partner contributions. Through the private placement of the May 1996 Notes, we raised total gross proceeds of approximately $225.1 million. These notes will accrete to an aggregate principal amount of $447.4 million at maturity. Through the private placement of the September 1997 Notes, we raised total gross proceeds of approximately $29.9 million. These notes will accrete to an aggregate principal amount of $45.4 million at maturity. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, we consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum.

AUSTAR

In July 1997, Austar secured the Austar Bank Facility in the amount of A$200.0 million ($126.9 million as of March 31, 1999) to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50.0 million revolving working capital facility,
(ii) A$60.0 million cash advance facility and (iii) A$90.0 million term loan facility. All of Austar's assets were pledged as collateral for the Austar Bank Facility. As of March 31, 1999, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110.0 million ($69.8 million converted using the March 31, 1999 exchange rate). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September, 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the A$90.0 million term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of March 31, 1999, Austar had drawn A$90.0 million ($57.1 million) on the term loan facility for a total outstanding balance of A$200.0 million. On April 23, 1999 (subsequently executed and funded A$222.0 million on April 28, 1999), Austar secured a new A$400.0 million syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

We expect the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $112.4 million to continue on its current expansion path from January 1, 1999 through December 31, 1999. The required capital for 1999 will be funded substantially by the New Austar Bank Facility and UIH. The remaining sources of funds for such expansion may include the raising of private or public equity by the Company or its subsidiaries. We currently plan that any proceeds from an equity offering will be used to fund operations or for the payment of bank debt and not to redeem the May 1996 Notes or the September 1997 Notes.

SATURN

In July 1997, Sasktel Holdings, Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing NZ$29.9 million (approximately $19.6 million) directly into Saturn for its newly-issued shares. In November 1998, Saturn secured a syndicated senior debt facility in the amount of NZ$125.0 million ($70.0 million as of March 31, 1999) (the "Saturn Bank Facility") to fund the completion of Saturn's network. Of this amount, NZ$83.3 million has been subscribed for by financial institutions. Until Saturn obtains irrevocable commitments in the form of equity funding or additional underwriting commitments for the balance of NZ$41.7 million, the maximum that may be drawn down is

NZ$73.0 million ($39.1 million as of March 31, 1999). If Saturn is successful in obtaining the necessary commitments from other financing sources which is expected to occur by the end of May 1999, Saturn may borrow an additional NZ$10.3 million from the initial syndicate of banks. If Saturn is not successful in obtaining the necessary commitments, the outstanding balance will be due May 31, 1999. As of March 31, 1999, Saturn had drawn NZ$50.0 million ($26.8 million as of March 31, 1999) on the loan facility at a rate of approximately 8.12% per annum. The eight-year debt facility has an interest rate of 3.0% over the current base rate upon drawdown.

We expect the need for additional funding for Saturn in the future. Saturn's capital needs include approximately $37.2 million for the completion of the network required by Saturn to offer cable television and telephony services and approximately $4.8 million until Saturn has sufficient cash flows to cover its operations and the capital required to install customers, although there can be no assurance that further additional capital will not be required. The sources of funds for such expansion may include the Saturn Bank Facility, the raising of private or public equity by the Company or its subsidiaries and/or continued investment by UIH and SaskTel. Even though we believe that this financing will be successful, we believe that committed financial support from UIH combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain its operations through at least mid-2000.

OTHER

The Company expects that the aggregate future funding requirements for XYZ Entertainment and United Wireless are less than $2.0 million for 1999.

The indentures governing UIH's senior secured discount notes due February 2008 and the Company's Notes (collectively, the "Indentures") place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt. The Company and all of the operating companies are currently restricted under the UIH Indentures. The Company, Austar and Telefenua are restricted under the Company's Indentures. The restrictions imposed by the UIH Indentures will be eliminated upon the retirement of UIH's notes at their maturity in February
2008, and the restrictions imposed by the Company's Indentures will be eliminated upon the retirement of the Company's Notes at their maturity in May 2006. In addition, pursuant to the New Austar Bank Facility, Austar cannot pay any dividends, interest on debentures and subordinated debt, or fees under its technical assistance agreements without the consent of the majority banks.

On November 17, 1997, pursuant to the terms of the indentures governing the Notes, we issued warrants to purchase a total of 488,000 shares of our common stock, which represented 3.4% of the Company's common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million, if exercised. The warrants are exercisable through May 15, 2006.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1999

We incurred a net loss during the three months ended March 31, 1999 of $47.5 million, which included non-cash items such as depreciation and amortization expense totaling $24.5 million and accretion of interest on the Notes totaling $12.7 million.

Cash and cash equivalents remained the same at $0.2 million as of March 31, 1999 and December 31, 1998. Principal sources of cash during the three months ended March 31, 1999 included cash contributions from parent of $19.2 million, borrowings on other debt of $18.9 million and other sources totaling $1.3 million.

During the three months ended March 31, 1999, cash was used principally for purchases of property, plant and equipment totaling $22.0 million to continue new subscriber connections at Austar and the build-out of existing projects, the funding of operating activities of $12.2 million and investments in and advances to affiliated companies of $5.2 million.

FOR THE THREE MONTHS ENDED MARCH 31, 1998

We incurred a net loss during the three months ended March 31, 1998 of $47.3 million, which included non-cash items such as depreciation and amortization expense totaling $27.4 million and accretion of interest on the Notes totaling $11.7 million.

Cash and cash equivalents decreased $11.4 million from $12.3 million as of December 31, 1997 to $0.9 million as of March 31, 1998. Principal sources of cash during the three months ended March 31, 1998 included net proceeds from the sale of short-term investments of $12.3 million, cash contributions from parent of $1.5 million, and other investing and financing sources of $0.8 million.

During the three months ended March 31, 1998, cash was used principally for the purchase of property, plant and equipment of $11.4 million to construct Austar's and Telefenua's systems, the funding of operating activities of $4.5 million, the deconsolidation of Saturn of $9.9 million and other investing and financing uses totaling $0.2 million.

RESULTS OF OPERATIONS

Effective as of January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting (see Note
2). Accordingly, the results of operations for the three months ended March 31, 1998 have been restated to reflect the effect of this change.

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates for the countries in the Australia/Pacific region are shown below for the Australian dollar and the New Zealand dollar, respectively, per one U.S. dollar.

                                   Australian    New Zealand
                                     Dollars       Dollars
                                   ----------    -----------
     March 31, 1999.............     1.5765        1.8667
     December 31, 1998..........     1.6332        1.8939
     March 31, 1998.............     1.5108        1.8103
     December 31, 1997..........     1.5378        1.7161


REVENUE. Our revenue increased $9.9 million for the three months ended March 31, 1999 compared to the amounts for the corresponding period in the prior year as follows:

                                                    For the Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                    1999                  1998
                                                  --------              --------
                                                           (In thousands)
     Austar..................................      $30,348              $19,199
     United Wireless.........................           84                  117
     Other...................................           --                1,137
                                                   -------              -------
        Total revenue........................      $30,432              $20,453
                                                   =======              =======

     AUSTAR

     Revenue for Austar increased $11.0 million, or 57.8%, from $19.2 million for the three months ended March 31, 1998 to $30.3 million for the three months ended March 31, 1999. On a functional currency basis, Austar's revenue increased A$19.0 million, from A$28.8 million for the three months ended March 31, 1998 to A$47.8 million for the three months ended March 31, 1999, a 66.0% increase. These increases were primarily due to subscriber growth (311,119 at March 31, 1999 compared to 199,955 at March 31, 1998) as Austar continues to roll-out its services. The U.S. dollar increase occurred despite the negative impact of $1.5 million due to fluctuation in exchange rates between the three months ended March 31, 1999 and 1998.

SYSTEM OPERATING EXPENSE. System operating expense increased $10.9 million for the three months ended March 31, 1999 compared to the amounts for the corresponding period in the prior year as follows:

                                                    For the Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                    1999                  1998
                                                  --------              --------
                                                           (In thousands)
     Austar..................................     $22,906               $11,399
     United Wireless.........................         327                   362
     Other...................................          --                   562
                                                  -------               -------
        Total system operating expense.......     $23,233               $12,323
                                                  =======               =======

     AUSTAR

     Operating expense for Austar increased $11.5 million, or 100.9%, from $11.4 million for the three months ended March 31, 1998 to $22.9 million for the three months ended March 31, 1999. On a functional currency basis, Austar's operating expense increased A$18.9 million, from A$17.1 million for the three months ended March 31, 1998 to A$36.0 million for the three months ended March 31, 1999, a 110.5% increase. These increases were primarily due to an increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus to obtain additional programming rights in connection with the receivership of Australis Media Limited ("Australis") as well as additional satellite platform costs associated with the May 1998 joint venture with Optus. We expect that the restructuring of programming costs for certain channels will result in somewhat higher costs for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. The U.S. dollar increase was positively impacted by $1.1 million due to fluctuation in exchange rates between the three months ended March 31, 1999 and 1998.

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

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $0.3 million for the three months ended March 31, 1999 compared to the amounts for the corresponding period in the prior year as follows:

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                            1999                1998
                                                                          --------            --------
                                                                                 (In thousands)
     Austar.........................................................      $10,384             $ 9,573
     United Wireless................................................          269                 282
     Other..........................................................           --                 517
                                                                          -------             -------
        Total system selling, general and administrative expense....      $10,653             $10,372
                                                                          =======             =======

     AUSTAR

     System selling, general and administrative expense increased $0.8 million, or 8.3%, from $9.6 million for the three months ended March 31, 1998 to $10.4 million for the three months ended March 31, 1999. On a functional currency basis, Austar's selling, general and administrative expense increased A$2.0 million, from A$14.3 million for the three months ended March 31, 1998 to A$16.3 million for the three months ended March 31, 1999, a 13.9% increase. The U.S dollar increase was positively impacted by $0.5 million due to fluctuation in exchange rates between the three months ended March 31, 1999 and 1998.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.9 million for the three months ended March 31, 1999 compared to the amounts for the corresponding period in the prior year as follow:

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                            1999                1998
                                                                          --------            --------
                                                                                 (In thousands)
     Austar.........................................................      $24,296             $26,881
     United Wireless................................................          165                 159
     Other..........................................................           --                 369
                                                                          -------             -------
        Total depreciation and amortization expense.................      $24,461             $27,409
                                                                          =======             =======

     AUSTAR

     Depreciation and amortization expense for Austar decreased $2.6 million, or 9.7%, from $26.9 million for the three months ended March 31, 1998 to $24.3 million for the three months ended March 31, 1999. On a functional currency basis, Austar's depreciation and amortization expense decreased A$2.1 million, from A$38.9 million for the three months ended March 31, 1998 to A$36.8 million for the three months ended March 31, 1999, a 5.4% decrease. The U.S. dollar increase was positively impacted by $0.3 million due to fluctuation in exchange rates between the three months ended March 31, 1999 and 1998.

INTEREST EXPENSE. Interest expense increased $1.8 million for the three months ended March 31, 1999 compared to the amounts for the corresponding period in the prior year. This increase was primarily due to interest expense related to the Austar Bank Facility which was $2.6 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively.

YEAR 2000 READINESS DISCLOSURE

Our multi-channel television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with embedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in our multi-channel television and telephony systems or programming services malfunctioning or failing to operate.

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of UIH established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

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

As of March 31, 1999, 90.0% of our operating systems had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 86.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 77.0% are either compliant or can be easily remediated without significant cost to us. Currently, the Task Force expects to complete its research on substantially all of the items identified by mid-1999. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance with Year 2000 by mid-1999 and should not require material remediation or replacement.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete this testing by mid-1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000. Certain of our operating systems have not completed the Identification Phase, including Tahiti and certain Australian programming interests. Despite the Task Force's attempts to include these systems in the Year 2000 Programs, these systems have not responded. Therefore, we have no information on which to determine if these systems will be Year 2000 compliant by December 31, 1999. If none of these systems are compliant, we do not believe that their operation failure will have a material adverse effect on our business as a whole. The basis for determining the above percentage includes these systems. In general, UIH is managing the program with its internal Task Force. In addition, we have retained independent consultants to assist with our operations in New Zealand. The Task Force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use external resources, such resources may not, however, be available.

In addition to its program, UIH is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted UIH in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all of its members. The test procedures are expected to be available to members, including UIH and the Company, during second quarter 1999.

THIRD PARTY DEPENDENCIES. We believe our largest Year 2000 risk is our dependency upon third-party products. Two significant areas on which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide service to our customers. Notwithstanding these limitations, the Task Force monitors the websites for all vendors used by us, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. We also have requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses to such communications have been limited and the responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive and we believe substantially all of our equipment will be Year 2000 compliant. We cannot, however, give any assurance concerning compliance of equipment because such belief is based on information provided by vendors, which cannot be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

The Task Force is considering certain limited contingency plans, including preparing back-up programming and stand-by power generators. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. In addition, the Task Force has distributed a contingency plan to all of our operating systems. Such plan sets forth preparation procedures and recovery solutions.

The Task Force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such a process is not wholly within our control or our systems' control. Approximately 92.0% of the headend controllers, which are the most critical component of the headend devices have been upgraded. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems.

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $1.0 million. The cost includes certain identified replacement and remediation procedures and external consultants, and has been increased because of system acquisitions and additional date sensitive items that require research as to Year 2000 compliance. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact we will incur if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We also place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase, however, we do not expect any material loss with respect to our investment portfolio.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

We are exposed to foreign exchange rate fluctuations related to the operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges such as the cost of equipment, management fees and certain other charges. These intercompany accounts are predominantly denominated in the functional currency of the foreign subsidiary.

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates such as XYZ Entertainment and Saturn.

The spot rates for the countries in the Australia/Pacific region are shown below for the Australian and New Zealand dollars per one U.S. dollar.

                                       Australian    New Zealand
                                         Dollars       Dollars
                                       ----------    -----------
     March 31, 1999.................     1.5765         1.8667
     December 31, 1998..............     1.6332         1.8939
     March 31, 1998.................     1.5108         1.8103
     December 31, 1997..............     1.5378         1.7161

In general, the Company and the operating companies do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The countries in which the operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency, however, there is no assurance this situation will continue. We may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (Austar Bank Facility).

                                                                   As of March 31, 1999
                                                        ------------------------------------------
                                                        Book Value                      Fair Value
                                                        ----------                      ----------
                                                   (U.S. dollars, in thousands, except interest rates)
     Long-term and short-term  debt:
          Fixed rate USD Denominated...........          $368,816                        $308,041
           Average interest rate...............            14.00%                          17.41%
          Variable rate A$ Denominated.........          $126,863                        $126,863
           Average interest rate...............             6.75%                           6.75%


The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (Austar Bank Facility).

                                                                     As of March 31, 1999
                                             ------------------------------------------------------------------------
                                               1999      2000      2001      2002      2003    Thereafter     Total
                                             --------  --------  --------  --------  --------  ----------   ---------
                                                         (U.S. dollars, in thousands, except interest rates)
     Long-term and short-term debt:
          Fixed rate USD Denominated........       --     --        --        --        --     $368,816     $368,816
           Average interest rate............       --     --        --        --        --       14.00%       14.00%
          Variable rate A$ Denominated......  $57,088     --        --        --        --     $ 69,775     $126,863
           Average interest rate............    6.75%     --        --        --        --        6.75%        6.75%

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($31.7 million as of March 31, 1999) of variable rate, long-term debt into fixed rate borrowings. As of March 31, 1999, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$0.2 million ($0.1 million) during first quarter 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of March 31, 1999, we estimate that we would have paid approximately A$1.3 million ($0.8 million) to terminate the agreements.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency. The instrument's actual cash flows are denominated in Australian dollars.

                                                                     As of March 31, 1999
                                             ------------------------------------------------------------------------
                                               1999      2000      2001      2002      2003    Thereafter     Total
                                             --------  --------  --------  --------  --------  ----------   ---------
                                                         (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
     Variable to fixed.................         --          --       --    $31,716      --         --        $31,716
     Average pay rate %................      8.00%       8.00%    8.00%      8.00%      --         --          8.00%
     Average receive rate %............      6.75%       6.75%    6.75%      6.75%      --         --          6.75%

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     10.1 A$400,000 Syndicated Senior Secured Debt Facility Agreement dated April 23, 1999, among Austar Entertainment Pty Limited, Chase Securities Australia Limited, the Guarantors named therein and the financial institutions named therein. (1)

     27.1      Financial Data Schedule


               (1) Incorporated by reference from the Annual Report on Form 10-K of United International Holdings, Inc. for the period ended December 31, 1998 (File No 0-21974).

(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



UIH AUSTRALIA/PACIFIC, INC.



Date:  May 14, 1999
       ---------------------------------------------
By:    /S/ Valerie L. Cover
       ---------------------------------------------
       Valerie L. Cover
       Controller
       (A Duly Authorized Officer and Principal Financial Officer)