Form 10-Q
period 1999-06-30
UIH AUSTRALIA PACIFIC INC
filed 1999-08-16
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                          Commission File No. 333-05017


                           UIH Australia/Pacific, Inc.
             (Exact name of Registrant as specified in its charter)


           State of Colorado                                     84-1341958
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    4643 South Ulster Street, #1300
            Denver, Colorado                                        80237
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

The Company has no publicly-traded shares of capital stock. As of August 13, 1999, the Company had 17,810,249 shares of common stock outstanding.


                                                 UIH AUSTRALIA/PACIFIC, INC.
                                                      TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998..............     2

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
         and 1998 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Six Months Ended June 30, 1999
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and
         1998 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15
------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................................     24
------

                                                 PART II - OTHER INFORMATION
                                                 ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     27
------


                                                 UIH AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                               As of        As of
                                                                                                             June 30,   December 31,
                                                                                                               1999         1998
                                                                                                             --------   ------------
ASSETS
Current assets:
 Cash and cash equivalents............................................................................      $    138      $    181
 Short-term liquid investments........................................................................           769           763
 Subscriber receivables, net..........................................................................         5,909         6,322
 Related party receivables............................................................................         1,893           746
 Prepaids and other current assets....................................................................         4,469         5,351
                                                                                                            --------      --------
     Total current assets.............................................................................        13,178        13,363
Investments in and advances to affiliated companies, accounted for under the equity method, net.......        53,432        24,597
Property, plant and equipment, net of accumulated depreciation of $208,373 and $147,511,
 respectively.........................................................................................       133,540       122,968
Goodwill and other intangible assets, net of accumulated amortizaton of $21,822 and $17,512,
 respectively.........................................................................................        40,437        42,559
Deferred financing costs, net of accumulated amortization of $6,463 and $3,237, respectively..........        17,068        11,675
Other non-current assets, net.........................................................................         2,880           870
                                                                                                            --------      --------
     Total assets.....................................................................................      $260,535      $216,032
                                                                                                            ========      ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts payable.....................................................................................      $  5,618      $  5,426
 Accrued liabilities..................................................................................        23,441        28,522
 Construction payables................................................................................           316         1,076
 Current portion of due to parent.....................................................................         6,500         3,665
 Short-term debt......................................................................................             -        36,738
 Current portion of other long-term debt..............................................................         1,850         2,189
                                                                                                            --------      --------
     Total current liabilities........................................................................        37,725        77,616

Due to parent.........................................................................................        10,379         6,578
Senior discount notes.................................................................................       381,420       356,640
Other long-term debt..................................................................................       168,632        68,086
Other long-term liabilities...........................................................................         2,057         1,741
                                                                                                            --------      --------
     Total liabilities................................................................................       600,213       510,661
                                                                                                            --------      --------
Stockholder's deficit:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........             -             -
 Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 shares
  issued and outstanding..............................................................................           178           178
 Additional paid-in capital...........................................................................       289,297       215,624
 Accumulated deficit..................................................................................      (603,342)     (481,240)
 Other cumulative comprehensive loss..................................................................       (25,811)      (29,191)
                                                                                                            --------      --------
     Total stockholder's deficit......................................................................      (339,678)     (294,629)
                                                                                                            --------      --------
     Total liabilities and stockholder's deficit......................................................      $260,535      $216,032
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


                                                 UIH AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                    For the Three Months Ended     For the Six Months Ended
                                                                               June 30,                     June 30,
                                                                    --------------------------    --------------------------
                                                                       1999            1998          1999            1998
                                                                    ----------      ----------    ----------      ----------
Revenue........................................................     $   34,388      $   20,310    $   64,820      $   40,763

System operating expense, including related party expense
 of $2,131, $961, $3,524 and $1,934, respectively..............        (24,212)        (17,428)      (47,445)        (29,751)
System selling, general and administrative expense.............        (11,688)        (11,550)      (22,341)        (21,922)
Corporate general and administrative expense, including
 allocated expense from related party of $18,640, $1,987,
 $19,648 and $4,347, respectively..............................        (18,748)         (2,064)      (19,777)         (4,529)
Depreciation and amortization..................................        (25,482)        (23,226)      (49,943)        (50,635)
                                                                    ----------      ----------    ----------      ----------
     Net operating loss........................................        (45,742)        (33,958)      (74,686)        (66,074)

Interest income................................................             34              26            67             126
Interest expense, including related party expense of $0,
 $306, $0 and $623, respectively...............................        (18,115)        (14,179)      (33,037)        (27,295)
Other expense, net.............................................         (5,436)           (868)       (5,766)         (1,164)
                                                                    ----------      ----------    ----------      ----------
     Net loss before other items...............................        (69,259)        (48,979)     (113,422)        (94,407)

Share in results of affiliated companies, net..................         (5,308)         (1,247)       (8,680)         (3,536)
                                                                    ----------      ----------    ----------      ----------
     Net loss..................................................     $  (74,567)     $  (50,226)   $ (122,102)     $  (97,943)
                                                                    ==========      ==========    ==========      ==========
Basic and diluted loss per common share........................     $    (4.19)     $    (3.62)   $    (6.86)     $    (7.06)
                                                                    ==========      ==========    ==========      ==========
Weighted-average number of common shares outstanding...........     17,810,249      13,864,941    17,810,249      13,864,941
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

                                                    UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                            (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                                                                           Other
                                             Common Stock      Additional                Cumulative          Total
                                         --------------------   Paid-In    Accumulated  Comprehensive    Comprehensive
                                           Shares      Amount   Capital      Deficit       Loss(1)           Loss         Total
                                         ----------  --------  ----------  -----------  ---------------  -------------  ---------
Balances, December 31, 1998...........   17,810,249   $178     $215,624    $(481,240)    $(29,191)        $       -    $(294,629)

Cash contributions from parent........            -      -       29,403            -            -                 -       29,403
Non-cash contributions from parent....            -      -       44,270            -            -                 -       44,270
Net loss..............................            -      -            -     (122,102)           -          (122,102)    (122,102)
Change in cumulative translation
 adjustments..........................            -      -            -            -        3,380             3,380        3,380
                                         ----------   ----     --------    ---------     --------         ---------    ---------
Balances, June 30, 1999...............   17,810,249   $178     $289,297    $(603,342)    $(25,811)        $(118,722)   $(339,678)
                                         ==========   ====     ========    =========     ========         =========    =========


(1) As of June 30, 1999, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments.














                  The accompanying  notes are an integral part of this condensed consolidated financial statement.


                                                    UIH AUSTRALIA/PACIFIC, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Stated in thousands)
                                                            (Unaudited)
                                                                                                      For the Six Months Ended
                                                                                                               June 30,
                                                                                                 ----------------------------------
                                                                                                    1999                    1998
                                                                                                 ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................................      $(122,102)               $(97,943)
Adjustments to reconcile net loss to net cash flows from operating activities:
 Depreciation and amortization.............................................................         49,943                  50,635
 Share in results of affiliated companies, net.............................................          2,993                   3,536
 Allocation of expense accounted for as capital contributions by parent....................         19,198                   3,932
 Accretion of interest on senior notes and amortization of deferred financing costs........         27,734                  23,786
 Decrease (increase) in subscriber receivables.............................................            950                  (1,051)
 Increase in related party receivables.....................................................           (885)                   (315)
 Decrease (increase) in other assets.......................................................          3,347                  (1,759)
 Increase in technical assistance agreement payables.......................................          5,447                   4,885
 (Decrease) increase in accounts payable, accrued liabilities and other....................         (7,716)                    359
                                                                                                 ---------                --------
Net cash flows from operating activities...................................................        (21,091)                (13,935)
                                                                                                 ---------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments..................................................         (1,066)                      -
Sale of short-term liquid investments......................................................          1,060                  12,325
Investments in and advances to affiliated companies........................................         (5,177)                 (7,139)
Deconsolidation of New Zealand subsidiary..................................................              -                  (9,881)
Purchase of property, plant and equipment..................................................        (46,797)                (23,343)
Decrease in construction payables..........................................................           (829)                 (1,991)
                                                                                                 ---------                --------
Net cash flows from investing activities...................................................        (52,809)                (30,029)
                                                                                                 ---------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from parent.............................................................         29,403                  31,945
Borrowings on the Austar Bank Facility.....................................................         19,372                       -
Borrowings on the New Austar Bank Facility.................................................        162,081                       -
Payment of the Austar Bank Facility........................................................       (129,149)                      -
Payments on capital leases and other debt..................................................           (281)                   (323)
Deferred financing costs...................................................................         (7,937)                      -
                                                                                                 ---------                --------
Net cash flows from financing activities...................................................         73,489                  31,622
                                                                                                 ---------                --------
EFFECT OF EXCHANGE RATES ON CASH...........................................................            368                     749
                                                                                                 ---------                --------
DECREASE IN CASH AND CASH EQUIVALENTS......................................................            (43)                (11,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................            181                  12,344
                                                                                                 ---------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................      $     138                $    751
                                                                                                 =========                ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash received for interest.................................................................      $      10                $    139
                                                                                                 =========                ========
Cash paid for interest.....................................................................      $   7,265                $  2,509
                                                                                                 =========                ========
NON-CASH CONTRIBUTION FROM PARENT:
Investment in XYZ Entertainment............................................................      $  25,072                $      -
                                                                                                 =========                ========
DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital............................................................................      $       -                $  4,159
Property, plant and equipment..............................................................              -                 (26,484)
Goodwill and other intangible assets.......................................................              -                  (2,805)
Notes payable and other debt...............................................................              -                   3,833
Minority interest..........................................................................              -                  11,416
                                                                                                 ---------                --------
Total cash relinquished....................................................................      $       -                $ (9,881)
                                                                                                 =========                ========

                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UIH Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect 98.0%-owned subsidiary of UnitedGlobalCom, Inc. ("United"), (formerly known as United International Holdings, Inc.) was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of June 30, 1999.

          ***********************************************************
          *                                                         *
          *                          United                         *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                                 98%   *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *                     The Company(1)                      *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                 ("Austar United")(2)                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * CTV Pty Limited and STV Pty Limited                     *
          *  (collectively, "Austar")                      100.0%   *
          * United Wireless Pty Limited ("United                    *
          *  Wireless")                                    100.0%   *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                50.0%(3)*
          *New Zealand:                                             *
          * Saturn Communications Limited ("Saturn")        65.0%(4)*
          *                                                         *
          ***********************************************************


(1) The Company also holds an up to 90.0% economic interest in Telefenua S.A. ("Telefenua") in Tahiti.
(2) In June 1999, the Company's interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United (see Note 11).
(3) In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was transferred to the Company at book value in anticipation of Austar United's initial public offering ("Australian IPO") which closed in July 1999 (see
     Note 11) increasing the Company's interest in XYZ Entertainment to 50.0%.
(4)  Austar United acquired the remaining 35.0% interest in Saturn in July 1999.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. The Company previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, the Company accounted for its investment in Saturn under the equity method. During the fourth quarter of 1998, the Company discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because the minority shareholder of Saturn ("SaskTel") had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended June 30, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. Immediately prior to the Australian IPO, Austar United issued ordinary shares of Austar United to Sasktel for its 35.0% interest in Saturn. As a result, Saturn will be consolidated effective July 27, 1999. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Upon disconnection of a multi-channel multi-point distribution system ("MMDS") or direct-to-home ("DTH") subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the unamortized portion of capitalized labor are written off and accounted for as additional depreciation expense. Depreciation is calculated using the straight-line method over the economic life of the asset.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The economic lives of property, plant and equipment at acquisition are as follows:

            Subscriber premises equipment and converters..........   5-10 years
            MMDS/DTH distribution facilities......................   5-10 years
            Cable distribution networks...........................   5-10 years
            Office equipment, furniture and fixtures..............   3-10 years
            Buildings and leasehold improvements..................   3-10 years
            Other.................................................   3-10 years

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

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock issuances by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED LOSS PER SHARE

"Basic loss per share" is determined by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted loss per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's warrants are excluded from the Company's diluted loss per share amounts for all years presented because their effect would be anti-dilutive.

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB approved Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

3. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                 As of June 30, 1999
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ----------       -------
                                                                   (In thousands)

     Saturn................      $ 55,990                $(27,788)             $(3,549)       $     -          $24,653
     XYZ Entertainment(1)..        44,306                 (18,818)               3,291              -           28,779
     Telefenua.............        18,599                 (14,215)                   -         (4,384)(2)            -
                                 --------                --------              -------        -------          -------
           Total...........      $118,895                $(60,821)             $  (258)       $(4,384)         $53,432
                                 ========                ========              =======        =======          =======


                                                               December 31, 1998
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ---------        -------
                                                                   (In thousands)
     Saturn................      $49,808                 $(23,138)             $(2,881)       $     -          $23,789
     XYZ Entertainment.....       19,363                  (18,666)                 111              -              808
     Telefenua.............       18,599                  (14,215)                   -         (4,384)(2)            -
                                 -------                 --------              -------        -------          -------
           Total...........      $87,770                 $(56,019)             $(2,770)       $(4,384)         $24,597
                                 =======                 ========              =======        =======          =======

     (1) In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was transferred to the Company at its carrying value of $25.1 million.
     (2) The Company has reserved the remaining balance of the Telefenua investment of $4.4 million due to the uncertainty of realization.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   PROPERTY, PLANT AND EQUIPMENT
                                                          As of        As of
                                                         June 30,   December 31,
                                                          1999         1998
                                                        ---------   ------------
                                                            (In thousands)
     Subscriber premises equipment and converters.....  $246,735      $187,247
     MMDS/DTH distribution facilities.................    62,991        54,725
     Cable distribution networks......................     2,198         2,009
     Office equipment, furniture and fixtures.........    11,529         9,810
     Buildings and leasehold improvements.............     3,343         2,841
     Other............................................    15,117        13,847
                                                        --------      --------
                                                         341,913       270,479
       Accumulated depreciation.......................  (208,373)     (147,511)
                                                        --------      --------
       Net property, plant and equipment..............  $133,540      $122,968
                                                        ========      ========

5.   GOODWILL AND OTHER INTANGIBLE ASSETS
                                                          As of        As of
                                                         June 30,   December 31,
                                                          1999         1998
                                                        ---------   ------------
                                                            (In thousands)
     Austar...........................................  $60,757       $55,805
     Other............................................    1,502         4,266
                                                        -------       -------
                                                         62,259        60,071
       Accumulated amortization.......................  (21,822)      (17,512)
                                                        -------       -------
       Net goodwill and other intangible assets.......  $40,437       $42,559
                                                        =======       =======

6.    SENIOR DISCOUNT NOTES
                                                          As of        As of
                                                         June 30,   December 31,
                                                          1999         1998
                                                        ---------   ------------
                                                            (In thousands)
     May 1996 Notes (as defined below), net
      of unamortized discount.........................  $344,604      $321,687
     September 1997 Notes (as defined below),
      net of unamortized discount.....................    36,816        34,953
                                                        --------      --------
       Total senior discount notes....................  $381,420      $356,640
                                                        ========      ========

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443.0 million (the "May 1996 Notes"), had an accreted value of $344.6 million as of June 30, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the May 1996 Notes will accrete to a principal amount of $447.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $313.2 million and $223.7 million as of June 30, 1999 and December 31, 1998, respectively.

SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45.0 million (the "September 1997 Notes"), had an accreted value of $36.8 million as of June 30, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the September 1997 Notes will accrete to a principal amount of $45.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $31.8 million and $22.7 million as of June 30, 1999 and December 31, 1998, respectively.

On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 Notes (collectively, the "Notes"), the Company issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of the Company's common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3.7 million and have been reflected as an additional discount to the Notes on a pro-rata basis and as an increase in additional paid-in capital.

7.   OTHER LONG-TERM DEBT
                                                          As of        As of
                                                         June 30,   December 31,
                                                          1999         1998
                                                        ---------   ------------
                                                            (In thousands)
     Austar Bank Facility............................   $167,546      $67,352
     Capitalized leases and other....................      2,936        2,923
                                                        --------      -------
                                                         170,482       70,275
          Less current portion.......................     (1,850)      (2,189)
                                                        --------      -------
          Total other long-term debt.................   $168,632      $68,086
                                                        ========      =======

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility (the "Austar Bank Facility") in the amount of A$200.0 million to fund its subscriber acquisition and working capital needs. Austar had drawn the full amount of the facility by April 1999 when it secured a new syndicated senior secured debt facility (the "New Austar Bank Facility") for A$400.0 million to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of June 30, 1999, Austar had drawn A$251.0 million ($167.5 million) on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

8.    RELATED PARTY

Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable. For the six months ended June 30, 1999 and 1998, the Company recorded $19.6 million and $4.3 million, respectively, in corporate general and administrative expense allocated from United and management fees. The June 30, 1999 amount includes $17.6 million of non-cash stock-based compensation expense related to UAP stock

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

appreciation rights, $1.6 million of other corporate general and administrative expense and $0.4 million in related party management fees due from the Company to UAP. The June 30, 1998 amount includes $3.9 million of corporate general and administrative expense and $0.4 million in related party management fees due from the Company to UAP.

Austar, Saturn, Telefenua and United Wireless are also parties to technical assistance agreements with UAP whereby such operating companies pay to UAP fees based on their respective gross revenues. In addition, United has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse United for certain direct costs incurred by United, including salaries and benefits relating to these senior management positions, pursuant to the terms of the technical assistance agreements. For the six months ended June 30, 1999 and 1998, the Company recorded $3.0 million and $1.9 million, respectively, in related party management fees due from the operating systems to UAP. The rights under these management fee agreements have been assigned to Austar United as part of the restructuring associated with the Australian IPO.

Included in the amount due to parent is the following:

                                                                                       As of        As of
                                                                                     June 30,    December 31,
                                                                                       1999         1998
                                                                                     ---------   ------------
                                                                                         (In thousands)
     Austar technical assistance agreement obligations, including deferred
      management fees of $9,639 and $5,973, respectively (1)...................       $14,133      $ 8,347
     United Wireless technical assistance agreement obligations................           740          605
     Payable to parent for management fees.....................................         1,505        1,056
     Other.....................................................................           501          235
                                                                                      -------      -------
                                                                                       16,879       10,243
          Less current portion.................................................        (6,500)      (3,665)
                                                                                      -------      -------
          Total due to parent..................................................       $10,379      $ 6,578
                                                                                      =======      =======

     (1) UAP has the option of converting these management fees into equity.

9.   COMPREHENSIVE LOSS

                                                                        For the                      For the
                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                 ----------------------      ------------------------
                                                                    1999        1998            1999          1998
                                                                 ----------  ----------      ----------    ----------
                                                                     (In thousands)                (In thousands)
     Net loss............................................        $(74,567)    $(50,226)       $(122,102)    $(97,943)
     Other comprehensive income (loss):
      Change in cumulative translation adjustments.......           2,122       (3,019)           3,380        3,877
                                                                 --------     --------        ---------     --------
          Total comprehensive loss.......................        $(72,445)    $(53,245)       $(118,722)    $(94,066)
                                                                 ========     ========        =========     ========

10.  SEGMENT INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates its systems. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization, management fees, non-cash general and administrative expense allocated from parent ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    For the Three Months Ended   For the Three Months Ended   For the Six Months Ended   For the Six Months Ended
                           June 30, 1999                June 30, 1998                June 30, 1999              June 30, 1998
                    --------------------------   --------------------------   ------------------------   ------------------------
                                     Adjusted                     Adjusted                   Adjusted                   Adjusted
                    Revenue          EBITDA(1)   Revenue          EBITDA(1)   Revenue        EBITDA(1)   Revenue        EBITDA(1)
                    -------          ---------   -------          ---------   -------        ---------   -------        ---------
Australia.........  $34,388           $ 619      $19,188          $(7,721)    $64,820        $(1,441)    $38,504        $(9,106)
New Zealand.......        -               -            -                -           -              -           -              -
Tahiti............        -               -        1,122               13           -              -       2,259            129
Corporate.........        -            (108)           -              (76)          -           (130)          -           (181)
                    -------           -----      -------          -------     -------        -------     -------        -------
   Total..........  $34,388           $ 511      $20,310          $(7,784)    $64,820        $(1,571)    $40,763        $(9,158)
                    =======           =====      =======          =======     =======        =======     =======        =======

                      As of           As of
                     June 30,      December 31,
                      1999            1998
                    --------------------------
                           Total Assets
                    --------------------------

Australia.........  $225,930         $181,169
New Zealand.......    24,653           23,789
Tahiti............         -                -
Corporate.........     9,952           11,074
                    --------         --------
   Total..........  $260,535         $216,032
                    ========         ========

(1) "Adjusted EBITDA" represents net operating earnings, depreciation, amortization, non-cash general and administrative expense allocation from parent and management fees. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under GAAP, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                   For the Three Months            For the Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                  ------------------------      ------------------------
                                                                     1999          1998            1999          1998
                                                                  ----------    ----------      ----------    ----------
Net operating loss.........................................       $(45,742)      $(33,958)       $(74,686)    $(66,074)
Depreciation and amortization..............................         25,482         23,226          49,943       50,635
Non-cash allocation of parent stock-based compensation
 expense...................................................         17,630              -          17,630            -
Non-cash general and administrative expense
 allocation from parent....................................            779          1,774           1,568        3,932
Management fees............................................          2,362          1,174           3,974        2,349
                                                                  --------       --------        --------     --------
     Consolidated Adjusted EBITDA..........................       $    511       $ (7,784)       $ (1,571)    $ (9,158)
                                                                  ========       ========        ========     ========

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.   SUBSEQUENT EVENT

In June 1999, the Company's interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 ($3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0%
interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. Accordingly, the Company will consolidate Saturn effective July 27, 1999. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 74.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

INTRODUCTION

As of June 30, 1999, we held (i) an effective 100% economic  interest in Austar,
(ii) a 65.0% interest in Saturn, (iii) a 50.0% interest in XYZ Entertainment and
(iv) a 100% interest in United Wireless through Austar United and (v) an up to 90.0% economic interest in Telefenua. In connection with the July 1999 Australian IPO, we decreased our interest in Austar United from 100% to 74.1%.

We previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, we accounted for our investment in Saturn under the equity method. During the fourth quarter of 1998, we discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended June 30, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. Immediately prior to the Australian IPO, Austar United issued shares of Austar United to Sasktel for their 35.0% interest in Saturn. As a result, Saturn will be consolidated effective July 27, 1999. Effective October 1, 1998, we discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting.

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                   As of June 30, 1999
                                   ------------------------------------------------------------------------------------
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         2,085,000       2,083,108         329,002              15.8%            100.0%
 Saturn.....................           141,000          72,212          11,163              15.5%             65.0%
 Telefenua (1)..............            31,000          20,128           6,125              30.4%             90.0%
                                     ---------       ---------         -------
    Total...................         2,257,000       2,175,448         346,290
                                     =========       =========         =======

Telephony:
 Saturn (2).................           141,000          71,710          15,683              21.9%             65.0%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A(3)          N/A         807,680(4)             N/A             50.0%
                                     =========       =========         =======
Data:
 Saturn (5).................           141,000          71,710           2,927               4.1%             65.0%
                                     =========       =========         =======

                                                                   As of June 30, 1998
                                   ------------------------------------------------------------------------------------
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         1,635,000       1,632,691         215,275              13.2%            100.0%
 Saturn.....................           141,000          36,613           3,635               9.9%             65.0%
 Telefenua..................            31,000          20,128           6,120              30.4%             90.0%
                                     ---------       ---------         -------
    Total...................         1,807,000       1,689,432         225,030
                                     =========       =========         =======
Telephony:
 Saturn (2).................           141,000           7,709           1,023              13.3%             65.0%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A(3)          N/A         543,564(4)             N/A             25.0%
                                     =========       =========         =======

(1) These numbers are as of September 30, 1998 since we are not receiving current information from Telefenua (see Note 2).
(2) In April 1998, Saturn launched business and residential telephony services in the Wellington, New Zealand area.
(3) We expect that XYZ Entertainment's programming package will be marketed to virtually all of Australia's 6.5 million television households by Australian multi-channel television providers.
(4) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.
(5)  Saturn launched data services in late 1998.

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in Austar's local currency and U.S. dollar:

                                    For the Three Months Ended     For the Six Months Ended
                                             June 30,                      June 30,
                                    --------------------------     ------------------------
                                      1999              1998         1999            1998
                                    --------          --------     --------        --------
                                          (In thousands)                 (In thousands)
     Austar (A$):
      Revenue.................       53,089            30,479       99,468          59,270
      Adjusted EBITDA(1)......       (3,465)           (9,956)     (10,651)         (9,440)

     Austar (US$):
      Revenue.................       34,711            19,147       64,186          38,346
      Adjusted EBITDA(1)......       (2,266)           (6,138)      (6,836)         (5,795)

     (1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization, non-cash general and administrative expense allocated from parent and management fees. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under GAAP, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had invested approximately $446.5 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company or amounts contributed in either cash or stock to acquire additional economic interests.
                                                                       As of
                                                                      June 30,
     SOURCES OF FUNDINGS:                                              1999
                                                                  --------------
                                                                  (In thousands)
     Senior discount notes proceeds, net of offering costs.....      $244,652
     Cash contributions and other equity from parent (1).......       197,314
     Cash received for interest................................         4,528
                                                                     --------
          Total................................................      $446,494
                                                                     ========

                                                                       As of
                                                                      June 30,
     USES OF FUNDINGS:                                                 1999
                                                                  --------------
                                                                  (In thousands)
     Austar (1)................................................      $349,429
     Saturn....................................................        44,612
     Telefenua.................................................        16,738
     XYZ Entertainment.........................................        16,481
     United Wireless...........................................        11,314
     Other.....................................................         7,920
                                                                     --------
          Total................................................      $446,494
                                                                     ========


     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.

We are responsible for our proportionate share of capital requirements of the operating companies. We have funded our proportionate share to date with capital contributions by United through UAP and proceeds from private debt offerings and have reduced our proportionate share to date with subsidiary bank debt and strategic partner contributions. Future funding for customer base expansion and project build-out will primarily come from the proceeds of the Australian IPO which closed in July 1999, the New Austar Bank Facility and Saturn's syndicated senior debt facility (the "Saturn Bank Facility").

AUSTRALIAN IPO

In June 1999, the Company's interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 ($3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0%
interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. Accordingly, the Company will consolidate Saturn effective July 27, 1999. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 74.1%.

AUSTAR BANK FACILITY

In July 1997, Austar secured the Austar Bank Facility in the amount of A$200.0 million to fund its subscriber acquisition and working capital needs. Austar had drawn the full amount of the facility by April 1999 when the New Austar Bank Facility was secured for A$400.0 million to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of June 30, 1999, Austar had drawn A$251.0 million ($167.5 million) on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed the Saturn Bank Facility in the amount of NZ$125.0 million ($66.8 million) to fund the completion of Saturn's network. As of June 30, 1999, Saturn had drawn NZ$78.0 million ($41.7 million) against the facility.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1999

We incurred a net loss during the six months ended June 30, 1999 of $122.1 million, which included non-cash items such as depreciation and amortization expense totaling $49.9 million, accretion of interest on the Notes and amortization of deferred financing costs totaling $27.7 million and the allocation of expense from parent of $19.2 million.

Cash and cash equivalents decreased $0.1 million from $0.2 million as of December 31, 1998 to $0.1 million as of June 30, 1999. Principal sources of cash during the six months ended June 30, 1999 included borrowings on the New Austar Bank Facility of $162.1 million, borrowings on the Austar Bank Facility of $19.4 million and cash contributions from parent of $29.4 million.

During the six months ended June 30, 1999, cash was used principally for payment of the Austar Bank Facility of $129.1 million, purchases of property, plant and equipment totaling $46.8 million to continue new subscriber connections at
Austar and the build-out of existing projects, the funding of operating activities of $21.1 million, deferred financing costs of $7.9 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $0.9 million.

FOR THE SIX MONTHS ENDED JUNE 30, 1998

We incurred a net loss during the six months ended June 30, 1998 of $97.9 million, which included non-cash items such as depreciation and amortization expense totaling $50.6 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $23.8 million.

Cash and cash equivalents decreased $11.6 million from $12.3 million as of December 31, 1997 to $0.7 million as of June 30, 1998. Principal sources of cash during the six months ended June 30, 1998 included cash contributions from parent of $31.9 million, net proceeds from the sale of short-term investments of $12.3 million and other investing and financing sources of $0.7 million.

During the six months ended June 30, 1998, cash was used principally for the purchase of property, plant and equipment of $23.3 million to construct Austar's and Telefenua's systems, the funding of operating activities of $13.9 million, investments in and advances to affiliated companies of $7.1 million, the deconsolidation of Saturn of $9.9 million and other investing and financing uses totaling $2.3 million.

RESULTS OF OPERATIONS

Effective as of January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting (see Note
2). Accordingly, the results of operations for the three and six months ended June 30, 1998 have been restated to reflect the effect of this change.

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates for the countries in the Australia/Pacific region are shown below for the Australian dollar and the New Zealand dollar, respectively, per one U.S. dollar.

                                       Australian    New Zealand
                                         Dollars       Dollars
                                       -----------   -----------
          June 30, 1999.............     1.4981        1.8699
          December 31, 1998.........     1.6332        1.8939
          June 30, 1998.............     1.6145        1.9290
          December 31, 1997.........     1.5378        1.7161


REVENUE. We recognized revenue of $34.4 million and $64.8 million for the three and six months ended June 30, 1999 compared to $20.3 million and $40.8 million for the same periods in the prior year. This was an increase of $14.1 million and $24.0 million for the three and six months ended June 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year.

AUSTAR

Revenue for Austar increased $15.6 million, or 81.7% from $19.1 million for the three months ended June 30, 1998 to $34.7 million for the three months ended June 30, 1999. Austar's revenue increased $25.9 million, or 67.6%, from $38.3 million for the six months ended June 30, 1998 to $64.2 million for the six months ended June 30, 1999. On a functional currency basis, Austar's revenue increased A$22.6 million from A$30.5 million for the three months ended June 30, 1998 to A$53.1 million for the three months ended June 30, 1999, a 74.1% increase. Austar's functional revenue increased A$40.2 million, from A$59.3 million for the six months ended June 30, 1998 to A$99.5 million for the six months ended June 30, 1999, a 67.8% increase. These increases were primarily due to subscriber growth (329,002 at June 30, 1999 compared to 215,275 at June 30, 1998) as Austar continues to expand its customer base. The U.S. dollar increase was positively impacted by $1.4 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998. The U.S. dollar increase occurred despite the negative impact of $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

ADJUSTED EBITDA. Adjusted EBITDA was $0.5 million and $(1.6) million for the three and six months ended June 30, 1999 compared to $(7.8) million and $(9.2) million for the same periods in the prior year. This was a decrease in the EBITDA loss of $8.3 million and $7.6 million for the three and six months ended June 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year.

AUSTAR

Austar's adjusted EBITDA loss decreased $3.8 million, or 62.3%, from $(6.1) million for the three months ended June 30, 1998 to $(2.3) million for the three months ended June 30, 1999. This decrease in EBITDA loss for the three months is due to the increase in revenue in 1999 associated with subscriber growth partially offset by increased programming costs. Austar's adjusted EBITDA loss increased $1.0 million, or 17.2%, from $(5.8) million for the six months ended June 30, 1998 to $(6.8) million for the six months ended June 30, 1999. The increase in EBITDA loss for the six month period from year to year was primarily due to the large increase in programming and transmission costs. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. These expense increases were almost entirely offset by increased revenues between periods due to subscriber growth. On a functional currency basis, Austar's adjusted EBITDA loss decreased A$6.5 million from A$(10.0) million for the three months ended June 30, 1998 to A$(3.5) million for the three months ended June 30, 1999, a 65.0% decrease. Austar's functional currency adjusted EBITDA loss increased A$1.3 million, from A$(9.4) million for the six months ended June 30, 1998 to A$(10.7) million for the six months ended June 30, 1999, a 13.8% increase. The U.S. dollar EBITDA loss decrease was positively impacted by $0.1 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998 and the U.S. dollar EBITDA loss increase was negatively impacted by $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2.3 million and decreased $0.7 million for the three and six months ended June 30, 1999 compared to the amounts for the corresponding periods in the prior year as follows:

                                              For the Three Months Ended        For the Six Months Ended
                                                        June 30,                        June 30,
                                             ------------------------------   ------------------------------
                                               1999                  1998       1999                  1998
                                             --------              --------   --------              --------
                                                      (In thousands)                  (In thousands)
Austar..................................      $24,996              $21,354     $48,954               $48,235
United Wireless.........................          151                  154         316                   313
Other...................................          335                1,718         673                 2,087
                                              -------              -------     -------               -------
   Total depreciation and amortization
     expense............................      $25,482              $23,226     $49,943               $50,635
                                              =======              =======     =======               =======

AUSTAR

Depreciation and amortization expense for Austar increased $3.6 million, or 16.8%, from $21.4 million for the three months ended June 30, 1998 to $25.0 million for the three months ended June 30, 1999. Depreciation and amortization expense for Austar increased $0.8 million, or 1.7% from $48.2 million for the six months ended June 30, 1998 to $49.0 million for the six months ended June 30, 1999. On a functional currency basis, Austar's depreciation and amortization expense increased A$4.5 million, from A$32.4 million for the three months ended June 30, 1998 to A$36.9 million for the three months ended June 30, 1999, a 13.9% increase. On a functional currency basis, Austar's depreciation and amortization expense increased A$1.9 million, from A$71.3 million for the six months ended June 30, 1998 to A$73.2 million for the six months ended June 30, 1999, a 2.7% increase. The U.S. dollar increases were negatively impacted by $0.9 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998 and positively impacted by $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

INTEREST EXPENSE. Interest expense increased $3.9 million and $5.7 million for the three and six months ended June 30, 1999 compared to the amounts for the corresponding periods in the prior year. This increase was primarily due to interest expense related to the Austar Bank Facility and the New Austar Bank Facility which was $5.3 million and $7.9 million for the three and six months ended June 30, 1999, respectively, compared to $2.1 million and $3.6 million for the three and six months ended June 30, 1998, respectively.

OTHER INCOME/EXPENSE. Other expense increased $4.5 million and $4.6 million for the three and six months ended June 30, 1999 compared to the amounts for the corresponding periods in the prior year. This increase was primarily due to a programming license write-off of $3.7 million in May 1999.

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET. We recognized share in losses of affiliated companies of $5.3 million and $8.7 million for the three and six months ended June 30, 1999 compared to $1.2 million and $3.5 million for the same periods in the prior year as follows:

                                                     For the Three Months Ended                  For the Three Months Ended
                                                           June 30, 1999                               June 30, 1998
                                                -----------------------------------          -------------------------------------
                                                 Company                                      Company
                                                Ownership      Share in Results of           Ownership        Share in Results of
                                                 Interest      Affiliated Companies           Interest        Affiliated Companies
                                                ---------      --------------------          ---------        ---------------------
                                                                  (In thousands)                                 (In thousands)
Saturn........................................    65.0%             $(1,675)                   65.0%               $(2,202)
XYZ Entertainment.............................    50.0%              (3,633)                   25.0%                   955
                                                                    -------                                        -------
  Total share in results of affiliated
    companies, net............................                      $(5,308)                                       $(1,247)
                                                                    =======                                        =======

                                                      For the Six Months Ended                   For the Six Months Ended
                                                           June 30, 1999                               June 30, 1998
                                                -----------------------------------          -------------------------------------
                                                 Company                                      Company
                                                Ownership      Share in Results of           Ownership        Share in Results of
                                                 Interest      Affiliated Companies           Interest        Affiliated Companies
                                                ---------      --------------------          ---------        ---------------------
                                                                  (In thousands)                                 (In thousands)

Saturn........................................    65.0%             $(3,645)                   65.0%               $(4,006)
XYZ Entertainment.............................    50.0%              (5,035)                   25.0%                   470
                                                                    -------                                        -------
  Total share in results of affiliated
    companies, net............................                      $(8,680)                                       $(3,536)
                                                                    =======                                        =======

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

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of United established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reports directly to the United Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

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

As of June 30, 1999, 97.0% of our operating systems had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 94.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 73.9% are either compliant or can be easily remediated without significant cost to us. The percentage of items compliant has dropped because certain suppliers of computer software and hardware have switched their products from previously compliant to non-compliant or conditional compliant. Such change requires the Task Force to take additional steps to bring these items into compliance. As a result, the Task Force expects to continue its research on all items identified throughout 1999. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance prior to Year 2000 and should not require material remediation or replacement.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, testing will continue through the end of 1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000. Certain of our operating systems have not completed the Identification Phase, including Tahiti and certain Australian programming interests. Despite the Task Force's attempts to include these systems in the Year 2000 Programs, these systems have not responded. Therefore, we have no information on which to determine if these systems will be Year 2000 compliant by December 31, 1999. If none of these systems are compliant, we do not believe that their operation failure will have a material adverse effect on our business as a whole. The basis for determining the above percentage includes these systems. In general, United is managing the program with its internal Task Force. In addition, we have retained independent consultants to assist with our operations in New Zealand, the results of which are not included in the above percentages. The Task Force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use external resources, such resources may not, however, be available.

In addition to its program, United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all of its members. These test procedures have been made available to members, including United and the Company.

THIRD PARTY DEPENDENCIES. We believe our largest Year 2000 risk is our dependency upon third-party products. Two significant areas on which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide service to our customers. Notwithstanding these limitations, the Task Force monitors the websites for all vendors used by us, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. For example, this is how the Task Force learned that previously compliant reports on computer hardware and software from third party vendors have been re-classified as non-compliant or conditional compliant. Such changes are not within the control of the Company.

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

The Task Force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in our operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such a process is not wholly within our control or our systems' control. Approximately 99.0% of the headend controllers, which are the most critical component of the headend devices have been upgraded and tested as compliant. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems.

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $1.5 million. The cost includes certain identified replacement and remediation procedures and external consultants, and has been increased because of system acquisitions and additional date sensitive items that require research as to Year 2000 compliance. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact we will incur if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

The spot rates for the countries in the Australia/Pacific region are shown below for the Australian and New Zealand dollars per one U.S. dollar.

                                          Australian    New Zealand
                                            Dollars       Dollars
                                          ----------    -----------
          June 30, 1999..............       1.4981        1.8699
          December 31, 1998..........       1.6332        1.8939
          June 30, 1998..............       1.6145        1.9290
          December 31, 1997..........       1.5378        1.7161

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

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (New Austar Bank Facility).

                                                                   As of June 30, 1999
                                                        ------------------------------------------
                                                        Book Value                      Fair Value
                                                        ----------                      ----------
                                                   (U.S. dollars, in thousands, except interest rates)
     Long-term and short-term  debt:
       Fixed rate USD Denominated..................      $381,420                        $345,006
         Average interest rate.....................         14.00%                          16.26%
       Variable rate A$ Denominated................      $167,546                        $167,546
         Average interest rate.....................          7.65%                           7.65%

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (May 1996 and September 1997 Notes) and Australian dollars (Austar Bank Facility).


                                                                     As of June 30, 1999
                                             ------------------------------------------------------------------------
                                               1999      2000      2001      2002      2003    Thereafter     Total
                                             --------  --------  --------  --------  --------  ----------   ---------
                                                         (U.S. dollars, in thousands, except interest rates)
     Long-term and short-term debt:
       Fixed rate USD Denominated..........   $ -        $ -       $ -       $ -     $     -    $381,420     $381,420
         Average interest rate.............     -          -         -         -           -       14.00%       14.00%
       Variable rate A$ Denominated........   $ -        $ -       $ -       $ -     $51,553    $115,993     $167,546
         Average interest rate.............     -          -         -         -        7.65%       7.65%        7.65%


Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($33.4 million as of June 30, 1999) of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 million ($66.8 million as of June 30, 1999) of variable rate, long-term debt into fixed rate borrowings. As of June 30, 1999, the weighted-average fixed rate under these agreements was 7.95%. As a result of these swap agreements, interest expense was increased by approximately A$0.3 million ($0.2 million) during the second quarter 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of June 30, 1999, we estimate that we would have paid approximately A$3.4 million ($2.3 million) to terminate the agreements.

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

                                                                      As of June 30, 1999
                                             ------------------------------------------------------------------------
                                               1999      2000      2001      2002      2003    Thereafter     Total
                                             --------  --------  --------  --------  --------  ----------   ---------
                                                         (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
Variable to fixed..........................      -          -         -    $33,376        -      $66,751     $100,127
Average pay rate %.........................   7.95%      7.95%     7.95%     7.95%     7.95%        7.95%        7.95%
Average receive rate %.....................   7.65%      7.65%     7.65%     7.65%     7.65%        7.65%        7.65%

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



UIH AUSTRALIA/PACIFIC, INC.



Date:        August 16, 1999
           -----------------------------------------------------------

By:        /S/ Valerie L. Cover
           -----------------------------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)