Form 10-Q
period 1999-09-30
UIH AUSTRALIA PACIFIC INC
filed 1999-11-15
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ---------
                          Commission File No. 333-05017

                         United Australia/Pacific, Inc.
                 (formerly known as UNITED Australia/Pacific, Inc.)
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

The Company has no publicly-traded shares of capital stock. As of November 12, 1999, the Company had 17,810,249 shares of common stock outstanding.

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                                      TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------


Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998.........     2

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
         1999 and 1998 (Unaudited)............................................................................     3

     Condensed Consolidated Statement of Stockholder's Deficit for the Nine Months Ended September 30,
         1999 (Unaudited).....................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and
         1998 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15
------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................................     23
------

                                                 PART II - OTHER INFORMATION
                                                 ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     26
------

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                       As of          As of
                                                                                                   September 30,   December 31,
                                                                                                       1999           1998
                                                                                                   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................   $ 12,872        $    181
  Short-term liquid investments...................................................................    271,326             763
  Subscriber receivables, net.....................................................................      8,090           6,322
  Related party receivables.......................................................................      2,390             746
  Prepaids and other current assets...............................................................      6,826           5,351
                                                                                                     --------        --------
     Total current assets.........................................................................    301,504          13,363
Investments in and advances to affiliated companies, accounted for under the equity method, net...     28,401          24,597
Property, plant and equipment, net of accumulated depreciation of $232,737 and $147,511,
 respectively.....................................................................................    223,569         122,968
Goodwill and other intangible assets, net of accumulated amortization of $25,071 and $17,512,
 respectively.....................................................................................     76,839          42,559
Deferred financing costs, net of accumulated amortization of $7,368 and $3,237, respectively......     17,666          11,675
Other non-current assets, net.....................................................................      2,803             870
                                                                                                     --------        --------
     Total assets.................................................................................   $650,782        $216,032
                                                                                                     ========        ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable................................................................................   $  3,154        $  5,426
  Accrued liabilities.............................................................................     44,211          28,522
  Construction payables...........................................................................      3,264           1,076
  Current portion of due to parent................................................................     12,792           3,665
  Short-term debt.................................................................................          -          36,738
  Current portion of other long-term debt.........................................................      1,239           2,189
                                                                                                     --------        --------
     Total current liabilities....................................................................     64,660          77,616

Due to parent.....................................................................................     10,177           6,578
Senior discount notes.............................................................................    394,453         356,640
Other long-term debt..............................................................................    227,074          68,086
Other long-term liabilities.......................................................................      1,516           1,741
                                                                                                     --------        --------
     Total liabilities............................................................................    697,880         510,661
                                                                                                     --------        --------
Minority interest.................................................................................     77,119               -

Stockholder's deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding......          -               -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 shares
    issued and outstanding........................................................................        178             178
  Additional paid-in capital......................................................................    311,305         215,624
  Deferred compensation...........................................................................    (19,685)              -
  Accumulated deficit.............................................................................   (392,662)       (481,240)
  Other cumulative comprehensive loss.............................................................    (23,353)        (29,191)
                                                                                                     --------        --------
     Total stockholder's deficit..................................................................   (124,217)       (294,629)
                                                                                                     --------        --------
     Total liabilities and stockholder's deficit..................................................   $650,782        $216,032
                                                                                                     ========        ========


              The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              2

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                    For the Three Months Ended    For the Nine Months Ended
                                                                           September 30,                September 30,
                                                                    --------------------------    --------------------------
                                                                       1999            1998          1999            1998
                                                                    ----------      ----------    ----------      ----------
Revenue..........................................................   $   41,745      $   21,795    $  106,565      $   62,558

System operating expense, including related party expense
  of $112, $990, $3,636 and $2,924, respectively.................      (28,397)        (20,933)      (75,842)        (50,684)
System selling, general and administrative expense...............      (13,587)        (12,294)      (35,928)        (34,216)
Corporate general and administrative expense, including
  allocated expense from related party of $1,549, $(96),
  $21,197 and $4,252, respectively...............................       (2,833)             75       (22,610)         (4,454)
Depreciation and amortization....................................      (25,086)        (22,379)      (75,029)        (73,014)
                                                                    ----------      ----------    ----------      ----------
     Net operating loss..........................................      (28,158)        (33,736)     (102,844)        (99,810)

Gain on sale of stock issued by subsidiary.......................      249,036               -       249,036               -
Interest income..................................................        2,430              32         2,497             158
Interest expense, including related party expense of $0,
  $264, $0 and $887,  respectively...............................      (17,635)        (14,166)      (50,672)        (41,461)
Other income (expense), net......................................          413            (683)       (5,353)         (1,847)
                                                                    ----------      ----------    ----------      ----------
Net income (loss) before other items.............................      206,086         (48,553)       92,664        (142,960)

Share in results of affiliated companies, net....................       (4,175)         (4,659)      (12,855)         (8,195)
Minority interest................................................        8,769               -         8,769               -
                                                                    ----------      ----------    ----------      ----------
     Net income (loss)...........................................   $  210,680      $  (53,212)   $   88,578      $ (151,155)
                                                                    ==========      ==========    ==========      ==========

Change in cumulative translation adjustments.....................        2,458          (3,669)        5,838             208
                                                                    ----------      ----------    ----------      ----------
     Comprehensive income (loss).................................   $  213,138      $  (56,881)   $   94,416      $ (150,947)
                                                                    ==========      ==========    ==========      ==========
Net income (loss) per common share:
     Basic net income (loss).....................................   $    11.82      $    (3.84)   $     4.97      $   (10.90)
                                                                    ==========      ==========    ==========      ==========
     Diluted net income (loss)...................................   $    11.51      $    (3.84)   $     4.84      $   (10.90)
                                                                    ==========      ==========    ==========      ==========
Weighted-average number of common shares outstanding:
     Basic.......................................................   17,810,249      13,864,941    17,810,249      13,864,941
                                                                    ==========      ==========    ==========      ==========
     Diluted.....................................................   18,298,249      13,864,941    18,298,249      13,864,941
                                                                    ==========      ==========    ==========      ==========




              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                   UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                            (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1998...........   17,810,249    $178      $215,624     $      -      $(481,240)     $(29,191)    $(294,629)

Cash contributions from parent........            -       -        29,639            -              -             -        29,639
Non-cash contributions from parent....            -       -        27,463            -              -             -        27,463
Net income............................            -       -             -            -         88,578             -        88,578
Equity transactions of subsidiaries...            -       -        38,579      (19,685)             -             -        18,894
Change in cumulative translation
  adjustments.........................            -       -             -            -              -         5,838         5,838
                                         ----------    ----      --------     --------      ---------      --------     ---------
Balances, September 30, 1999..........   17,810,249    $178      $311,305     $(19,685)     $(392,662)     $(23,353)    $(124,217)
                                         ==========    ====      ========     ========      =========      ========     =========



(1) As of September 30, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments.





















                  The accompanying notes are an integral part of this condensed consolidated financial statement.

                                                                 4

                                                   UNITED AUSTRALIA/PACIFIC, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Stated in thousands)
                                                            (Unaudited)
                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         1999              1998
                                                                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................................      $  88,578         $(151,155)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries..................................       (249,036)                -
  Minority interest.............................................................................         (8,769)                -
  Depreciation and amortization.................................................................         75,029            73,014
  Share in results of affiliated companies, net.................................................          6,477             8,195
  Allocation of expense accounted for as capital contributions by parent........................          2,391             3,617
  Accretion of interest on senior notes and amortization of deferred financing costs............         41,647            36,279
  Stock-based compensation expense..............................................................         18,894                -
  Decrease in receivables, net..................................................................         (1,165)           (3,614)
  Decrease (increase) in other assets...........................................................          4,934            (3,568)
  Increase in accounts payable, accrued liabilities and other...................................          8,455             8,588
                                                                                                      ---------         ---------
Net cash flows from operating activities........................................................        (12,565)          (28,644)
                                                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................       (270,044)                -
Sale of short-term liquid investments...........................................................          1,444            12,325
Investments in and advances to affiliated companies.............................................         (5,177)          (10,895)
Consolidation (deconsolidation) of New Zealand subsidiary.......................................            613            (9,881)
Purchase of property, plant and equipment.......................................................        (83,516)          (38,228)
Other...........................................................................................         (3,930)              121
                                                                                                      ---------         ---------
Net cash flows from investing activities........................................................       (360,610)          (46,558)
                                                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from parent..................................................................         29,639            53,455
Issuance of common stock by subsidiary..........................................................        294,338                 -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility.............................        198,168             9,410
Payment of the Austar Bank Facility.............................................................       (129,149)                -
Payments on capital leases and other debt.......................................................           (597)             (499)
Deferred financing costs........................................................................         (8,056)                -
                                                                                                      ---------         ---------
Net cash flows from financing activities........................................................        384,343            62,366
                                                                                                      ---------         ---------
EFFECT OF EXCHANGE RATES ON CASH................................................................          1,523             1,082
                                                                                                      ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................................         12,691           (11,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................            181            12,344
                                                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................      $  12,872         $     590
                                                                                                      =========         =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash received for interest......................................................................      $      28         $     259
                                                                                                      =========         =========
Cash paid for interest..........................................................................      $   5,611         $   3,808
                                                                                                      =========         =========
NON-CASH CONTRIBUTION FROM PARENT:
Investment in XYZ Entertainment.................................................................      $  25,072         $       -
                                                                                                      =========         =========
Non-cash capital contribution from parent.......................................................      $       -         $   6,155
                                                                                                      =========         =========
CONSOLIDATION/DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital.................................................................................      $  10,162         $   4,159
Property, plant and equipment...................................................................        (80,656)          (26,484)
Elimination of investment in Saturn.............................................................         21,974                 -
Goodwill and other assets.......................................................................         (5,737)           (2,805)
Notes payable and other debt....................................................................         54,870             3,833
Minority interest...............................................................................              -            11,416
                                                                                                      ---------         ---------
Total cash received (relinquished)..............................................................      $     613         $  (9,881)
                                                                                                      =========         =========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 5

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company"), a wholly-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP") (formerly known as UIH Asia/Pacific Communications, Inc.), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United") (formerly known as United International Holdings, Inc.), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

The following chart presents a summary of the Company's significant  investments
in  multi-channel  television,   programming  and  telephony  operations  as  of
September 30, 1999.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100% (1) *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                     The Company(2)                      *
          *                                                         *
          ***********************************************************
                                       *
                              75.5%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * CTV Pty Limited and STV Pty Limited                     *
          *  (collectively, "Austar")                       100.0%  *
          * United Wireless Pty Limited ("United                    *
          *  Wireless")                                     100.0%  *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                 50.0%  *
          *New Zealand:                                             *
          * Saturn Communications Limited ("Saturn")        100.0%  *
          *                                                         *
          ***********************************************************


(1) Effective October 8, 1999, UIPI purchased the remaining 2.0% interest in UAP that it did not own. The seller has the right to repurchase these shares at the original sale price, plus interest at 14.0% per annum, at any time prior to October 8, 2000.
(2) The Company also holds an up to 90.0% economic interest in Telefenua S.A. ("Telefenua") in Tahiti.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. On July 27, 1999, Austar United acquired from the minority shareholder of Saturn ("SaskTel") its 35.0% interest in Saturn in exchange for 13,659,574 of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. As a result, Saturn is consolidated in these financial statements effective July 27, 1999. The Company previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, the Company accounted for its investment in Saturn under the equity method. During the fourth quarter of 1998, the Company discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting through July 26, 1999. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended September 30, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Upon disconnection of a multi-channel multi-point distribution system ("MMDS") or direct-to-home ("DTH") subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the unamortized portion of capitalized labor are written off and accounted for as additional depreciation expense. Depreciation is calculated using the straight-line method over the estimated economic life of the asset.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The economic lives of property, plant and equipment at acquisition are as follows:

      Subscriber premises equipment and converters..........   3-10 years
      MMDS/DTH distribution facilities......................   5-10 years
      Cable distribution networks...........................   5-10 years
      Office equipment, furniture and fixtures..............   3-10 years
      Buildings and leasehold improvements..................   3-10 years
      Other.................................................   3-10 years

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic net income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted net income (loss) per share" includes the effects of potentially issueable common stock, but only if dilutive. The Company's warrants are included in the Company's diluted net income (loss) per share amounts for the three and nine months ended September 30, 1999.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholder's deficit and are included in Other Cumulative Comprehensive Income (Loss).

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

3.  RESTRUCTURING OF ASSETS AND INITIAL PUBLIC OFFERING

In June 1999, the Company's interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for 13,659,574 of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, on July 27, 1999, Austar United successfully completed an initial public offering ("Australian IPO") selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 million ($313.6 million) and A$456.5 million ($294.3 million), respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, the Company recognized a gain of $249.0 million from the resulting step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's offering reduced the Company's ownership interest from 100% to approximately 75.5%. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis is approximately 73.9%.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                              As of September 30, 1999
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ----------       -------
                                                                   (In thousands)
     XYZ Entertainment (1)..     $44,306                 $(18,818)             $ 2,913        $     -          $28,401
     Telefenua..............      18,599                  (14,215)                   -         (4,384)(2)            -
                                 -------                 --------              -------        -------          -------
          Total.............     $62,905                 $(33,033)             $ 2,913        $(4,384)         $28,401
                                 =======                 ========              =======        =======          =======

                                                              As of December 31, 1998
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ----------       -------
                                                                   (In thousands)
     Saturn.................     $49,808                 $(23,138)             $(2,881)       $     -          $23,789
     XYZ Entertainment......      19,363                  (18,666)                 111              -              808
     Telefenua..............      18,599                  (14,215)                   -         (4,384)(2)            -
                                 -------                 --------              -------        -------          -------
          Total.............     $87,770                 $(56,019)             $(2,770)       $(4,384)         $24,597
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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  PROPERTY, PLANT AND EQUIPMENT
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Subscriber premises equipment and converters...   $269,347       $187,247
     MMDS/DTH distribution facilities...............     63,068         54,725
     Cable distribution networks....................     82,555          2,009
     Office equipment, furniture and fixtures.......     18,505          9,810
     Buildings and leasehold improvements...........      4,890          2,841
     Other..........................................     17,941         13,847
                                                       --------       --------
                                                        456,306        270,479
        Accumulated depreciation....................   (232,737)      (147,511)
                                                       --------       --------
        Net property, plant and equipment...........   $223,569       $122,968
                                                       ========       ========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Austar United..................................   $101,910       $      -
     Austar.........................................          -         60,071
                                                       --------       --------
                                                        101,910         60,071
        Accumulated amortization....................    (25,071)       (17,512)
                                                       --------       --------
        Net goodwill and other intangible assets....   $ 76,839       $ 42,559
                                                       ========       ========

7.  SENIOR DISCOUNT NOTES
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     May 1996 Notes (as defined below), net
      of unamortized discount.......................   $356,648       $321,687
     September 1997 Notes (as defined below),
      net of unamortized discount...................     37,805         34,953
                                                       --------       --------
        Total senior discount notes.................   $394,453       $356,640
                                                       ========       ========

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443.0 million (the "May 1996 Notes"), had an accreted value of $356.6 million as of September 30, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the May 1996 Notes will accrete to a principal amount of $447.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $340.0 million and $223.7 million as of September 30, 1999 and December 31, 1998, respectively.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45.0 million (the "September 1997 Notes"), had an accreted value of $37.8 million as of September 30, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the September 1997 Notes will accrete to a principal amount of $45.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $34.5 million and $22.7 million as of September 30, 1999 and December 31, 1998, respectively.

On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 Notes (collectively, the "Notes"), the Company issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of the Company's common stock at that time. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3.7 million and have been reflected as an additional discount to the Notes on a pro-rata basis and as an increase in additional paid-in capital.

8.  OTHER LONG-TERM DEBT
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Austar Bank Facility...........................   $173,448       $ 67,352
     Saturn Bank Facility...........................     52,288              -
     Capitalized leases and other...................      2,577          2,923
                                                       --------       --------
                                                        228,313         70,275
          Less current portion......................     (1,239)        (2,189)
                                                       --------       --------
          Total other long-term debt................   $227,074       $ 68,086
                                                       ========       ========

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility (the "Austar Bank Facility") in the amount of A$200.0 million to fund its subscriber acquisition and working capital needs. Austar had drawn the full amount of the facility by April 1999 when it secured a new syndicated senior secured debt facility (the "New Austar Bank Facility") for A$400.0 million to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of September 30, 1999, Austar had drawn A$266.0 million ($173.4 million) on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed a syndicated senior debt facility (the "Saturn Bank Facility") in the amount of NZ$125.0 million ($64.7 million) to fund the completion of Saturn's network. As of September 30, 1999, Saturn had drawn NZ$101.0 million ($52.3 million) against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. This debt facility has an interest rate of 3.0% over the current base rate upon draw down which has averaged approximately 8.1%. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   RELATED PARTY

Effective May 1, 1996, the Company and United Management, Inc. ("United Management") (formerly known as UIH Management, Inc.), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which United Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of deemed capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable. For the nine months ended September 30, 1999 and 1998, the Company recorded $21.2 million and $4.3 million, respectively, in corporate general and administrative expense allocated from United and management fees due from the Company to UAP. The September 30, 1999 amount includes $17.6 million of non-cash stock-based compensation expense related to UAP stock appreciation rights.

Austar, Saturn, Telefenua and United Wireless are also parties to technical assistance agreements with UAP whereby such operating companies pay to UAP fees based on their respective gross revenues. In addition, United has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse United for certain direct costs incurred by United, including salaries and benefits relating to these senior management positions, pursuant to the terms of the technical assistance agreements. For the nine months ended September 30, 1999 and 1998, the Company recorded $3.6 million and $2.9 million, respectively, in related party management fees due from the operating systems to UAP. Effective June 24, 1999, the rights under these management fee agreements, excluding Telefenua, have been assigned to Austar United as part of the restructuring associated with the Australian IPO.

In addition, effective June 24, 1999, United and Austar United executed a management services agreement pursuant to which United performs certain technical and consulting services in return for a monthly management fee. The monthly fee payable by Austar United to United in 1999 is $0.2 million per month. This amount may be adjusted before January 1 of each year by the board of directors of United but may not increase by more than 15.0% in any one year. This agreement also requires that Austar United reimburse United for all direct and other expenses reasonably incurred by United on behalf of Austar United. The agreement will continue through December 31, 2010.

Included in the amount due to parent is the following:

                                                                                    As of         As of
                                                                                September 30,  December 31,
                                                                                    1999          1998
                                                                                -------------  ------------
                                                                                       (In thousands)
     Austar United.............................................................    $ 1,714        $     -
     Austar technical assistance agreement obligations, including deferred
       management fees of $11,212 and $5,973, respectively (1).................     13,806          8,347
     Saturn technical assistance agreement obligations.........................      1,809              -
     United Wireless technical assistance agreement obligations................        723            605
     Payable to parent for management fees.....................................      1,741          1,056
     Other.....................................................................        489            235
                                                                                   -------        -------
                                                                                    20,282         10,243
          Less current portion.................................................    (10,105)        (3,665)
                                                                                   -------        -------
          Total due to parent..................................................    $10,177        $ 6,578
                                                                                   =======        =======

     (1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   STOCK OPTION PLAN

The Austar United Communications Executive Share Option Plan ("AU Plan") was established June 17, 1999. Effective on the Australian IPO date of July 27, 1999, certain employees of United and Austar United were granted options under the AU Plan in direct proportion to their previous holding of UAP options under the UAP stock option plan. A total of 20,401,954 options were granted at a strike price of A$1.80 each, A$2.90 below the Australian IPO price of A$4.70. Each option holder was also given retroactive vesting through the Australian IPO date to reflect vesting under the old UAP Plan, resulting in a total of 9,126,018 options vested. The total intrinsic value as of the Australian IPO date was $38.6 million, which was recorded in the statement of stockholder's equity with a corresponding deferred compensation amount of $21.0 million for those options not yet vested. The net $17.6 million of intrinsic value that was previously recorded on UAP's books was recorded as a deemed capital contribution from UAP to Austar United as of June 30, 1999. The Company will continue to amortize deferred compensation under variable plan accounting as these options vest on a monthly basis. For the two months ended September 30, 1999 an additional $1.3 million of compensation expense was recorded in the statement of operations. On July 27, 1999, the AU Plan became a fixed option plan for all future grants.

11.   SEGMENT INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates its systems. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization, management fees, non-cash general and administrative expense allocated from parent, stock-based compensation charges ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                    For the Three Months Ended   For the Three Months Ended   For the Nine Months Ended   For the Nine Months Ended
                        September 30, 1999           September 30, 1998           September, 1999             September 30, 1998
                    --------------------------   --------------------------   -------------------------   ------------- -----------
                                     Adjusted                     Adjusted                    Adjusted                    Adjusted
                    Revenue          EBITDA(1)   Revenue          EBITDA(1)   Revenue         EBITDA(1)   Revenue         EBITDA(1)
                    -------          ---------   -------          ---------   -------         ---------   -------         ---------
                          (In thousands)               (In thousands)              (In thousands)              (In thousands)
Australia.........  $39,596           $ 703      $20,643          $(10,435)    $104,416       $  (738)    $59,147         $(19,541)
New Zealand.......    2,149            (832)           -                 -        2,149          (832)          -                -
Tahiti............        -               -        1,152                (7)           -             -       3,411              122
Corporate.........        -             (18)           -               (22)           -          (148)          -             (203)
                    -------           -----      -------          --------     --------       -------     -------         --------
     Total........  $41,745           $(147)     $21,795          $(10,464)    $106,565       $(1,718)    $62,558         $(19,622)
                    =======           =====      =======          ========     ========       =======     =======         ========

                      As of           As of
                    September      December 31,
                      1999            1998
                    ---------------------------
                            Total Assets
                    ---------------------------
                          (In thousands)
Australia.........  $512,384        $181,169
New Zealand.......   128,602          23,789
Tahiti............         -               -
Corporate.........     9,796          11,074
                    --------        --------
     Total........  $650,782        $216,032
                    ========        ========

(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization, non-cash general and administrative expense allocated from parent, stock-based compensation charges and management fees. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under GAAP, or as an indicator of a company's operating performance. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                  ------------------------      ------------------------
                                                                     1999          1998            1999          1998
                                                                  ----------    ----------      ----------    ----------
                                                                                      (In thousands)
Net operating loss.............................................   $(28,158)      $(33,736)       $(102,844)    $(99,810)
Depreciation and amortization..................................     25,086         22,379           75,029       73,014
Stock-based compensation expense...............................      1,264              -           18,894            -
Non-cash general and administrative expense
  allocation from parent.......................................        823           (315)           2,391        3,617
Management fees................................................        838          1,208            4,812        3,557
                                                                  --------       --------        ---------     --------
     Consolidated Adjusted EBITDA..............................   $   (147)      $(10,464)       $  (1,718)    $(19,622)
                                                                  ========       ========        =========     ========

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

We have no employees of our own. UAP, our parent, provides various management, financial reporting, accounting and other services for us pursuant to the terms of the UAP Management Agreement. Until June 24, 1999, Austar, Saturn, Telefenua and United Wireless were also parties to technical service agreements with UAP for which such operating companies paid to UAP fees based on their respective gross revenues. Effective June 24, 1999, these technical service agreements with UAP, excluding Telefenua, were assigned to Austar Untied.

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

INTRODUCTION

As of September 30, 1999, we held (i) an effective 100% economic interest in Austar, (ii) a 100.0% interest in Saturn, (iii) a 50.0% interest in XYZ Entertainment and (iv) a 100% interest in United Wireless through Austar United. In connection with the July 1999 Australian IPO, we decreased our interest in Austar United from 100% to approximately 75.5% (73.9% on a fully diluted basis after vested employee options). We also hold an up to 90.0% economic interest in Telefenua.

Immediately prior to the Australian IPO, Austar United issued 13,659,574 shares of Austar United to SaskTel for SaskTel's 35.0% interest in Saturn. As a result, Saturn has been consolidated in these financial statements effective July 27, 1999. We previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, we accounted for our investment in Saturn under the equity method. During the fourth quarter of 1998, we discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting through July 26, 1999. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended September 30, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. Effective October 1, 1998, we discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting.

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                               As of September 30, 1999
                                   ------------------------------------------------------------------------------------
                                                                                                              Net
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         2,085,000       2,083,108         360,708              17.3%             75.5%
 Saturn.....................           141,000          83,582          13,907              16.6%             75.5%
                                     ---------       ---------         -------
    Total...................         2,226,000       2,166,690         374,615
                                     =========       =========         =======

Telephony:
 Saturn.....................           141,000          83,071          20,547              24.7%             75.5%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A             N/A         870,972(1)             N/A             37.8%
                                     =========       =========         =======
Data:
 Saturn (2).................           141,000          83,071           4,826               5.8%             75.5%
                                     =========       =========         =======


                                                               As of September 30, 1998
                                   ------------------------------------------------------------------------------------
                                                                                                              Net
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         2,085,000       2,072,706         251,255              12.1%            100.0%
 Saturn.....................           141,000          42,712           4,651              10.9%             65.0%
                                     ---------       ---------         -------
    Total...................         2,226,000       2,115,418         255,906
                                     =========       =========         =======
Telephony:
 Saturn.....................           141,000          26,974           4,190              15.5%             65.0%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A             N/A         647,255 (1)            N/A             50.0%
                                     =========       =========         =======

(1) This figure represents the total subscribers to the five-channel XYZ Entertainment package.
(2)  Saturn launched data services in late 1998.

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in Austar's local currency and U.S. dollar:

                                    For the Three Months Ended     For the Nine Months Ended
                                          September 30,                  September 30,
                                    --------------------------     ------------------------
                                      1999              1998         1999            1998
                                    --------          --------     --------        --------
                                          (In thousands)                 (In thousands)
     Austar (A$):
       Revenue....................   58,425             34,620     157,893           93,890
       Adjusted EBITDA (1)........   (1,484)           (16,355)    (12,135)         (25,795)

     Austar (US$):
       Revenue....................   37,935             20,588     102,121           58,934
       Adjusted EBITDA (1)........     (968)            (9,718)     (7,804)         (15,513)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had invested approximately $471.6 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.
                                                                       As of
                                                                  September 30,
     SOURCES OF FUNDINGS:                                              1999
                                                                  --------------
                                                                  (In thousands)
     Senior discount notes proceeds, net of offering costs......     $244,652
     Cash contributions and other equity from parent (1) (2)....      222,416
     Cash received for interest.................................        4,546
                                                                     --------
          Total.................................................     $471,614
                                                                     ========

                                                                       As of
                                                                  September 30,
     USES OF FUNDINGS:                                                 1999
                                                                  --------------
                                                                  (In thousands)
     Austar (1).................................................     $349,429
     Saturn.....................................................       44,612
     Telefenua..................................................       16,738
     XYZ Entertainment (2)......................................       41,553
     United Wireless............................................       11,344
     Other......................................................        7,938
                                                                     --------
          Total.................................................     $471,614
                                                                     ========

     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.
     (2) Includes the non-cash contribution from UAP of $25.1 million for an additional 25.0% interest in XYZ Entertainment.

We are responsible for our proportionate share of capital requirements of the operating companies. We have funded our proportionate share to date with capital contributions by United through UAP and proceeds from private debt offerings and have reduced our proportionate share to date with subsidiary bank debt and strategic partner contributions. We do not expect to contribute additional capital to Austar United for their on-going operating and development requirements, as future funding will come from the Australian IPO proceeds, the New Austar Bank Facility, the Saturn Bank Facility and operating cash flow.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

We incurred a net profit during the nine months ended September 30, 1999 of $88.6 million, which included non-cash items such as depreciation and amortization expense totaling $75.0 million, accretion of interest on the Notes and amortization of deferred financing costs totaling $41.6 million and the stock-based compensation expense of $18.9 million.

Cash and cash equivalents increased $12.7 million from $0.2 million as of December 31, 1998 to $12.9 million as of September 30, 1999. Principal sources of cash during the nine months ended September 30, 1999 included proceeds from the Australian IPO of $294.3 million, borrowings on the New Austar Bank Facility and the Saturn Bank Facility of $198.1 million, cash contributions from parent of $29.6 million and other investing and financing sources totaling $3.6 million.

During the nine months ended September 30, 1999, cash was used principally for purchase of short-term liquid investments of $270.0 million, payment of the
Austar Bank Facility of $129.1 million, purchases of property, plant and equipment totaling $83.5 million to continue new subscriber connections at
Austar and the build-out of existing projects, the funding of operating activities of $12.6 million, deferred financing costs of $8.1 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $4.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

We incurred a net loss during the nine months ended September 30, 1998 of $151.2 million, which included non-cash items such as depreciation and amortization expense totaling $73.0 million and accretion of interest on the Notes and amortization of deferred financing costs totaling $36.3 million.

Cash and cash equivalents decreased $11.7 million from $12.3 million as of December 31, 1997 to $0.6 million as of September 30, 1998. Principal sources of cash during the nine months ended September 30, 1998 included cash contributions from parent of $53.5 million, net proceeds from the sale of short-term investments of $12.3 million, borrowings on the Austar Bank Facility of $9.4 million and other investing and financing sources of $1.2 million.

During the nine months ended September 30, 1998, cash was used principally for the purchase of property, plant and equipment of $38.2 million to construct Austar's and Telefenua's systems, the funding of operating activities of $28.6 million, investments in and advances to affiliated companies of $10.9 million, the deconsolidation of Saturn of $9.9 million and other investing and financing uses totaling $0.5 million.

RESULTS OF OPERATIONS

On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for 13,659,574 of its shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. As a result, Saturn was consolidated in these financial statements as of July 27, 1999. We had previously discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting, effective as of January 1, 1998 (see Note 2 to our financial statements). Accordingly, the results of operations for the three and nine months ended September 30, 1998 have been restated to reflect the effect of this change.

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates for the countries in the Australia/Pacific region are shown below for the Australian and New Zealand dollar per one U.S. dollar.

                                               Australian    New Zealand
                                                 Dollars       Dollars
                                               ----------    -----------
     September 30, 1999.....................     1.5336        1.9316
     December 31, 1998......................     1.6332        1.8939
     September 30, 1998.....................     1.6855        2.0000
     December 31, 1997......................     1.5378        1.7161

REVENUE. We recognized revenue of $41.7 million and $106.6 million for the three and nine months ended September 30, 1999, respectively, compared to $21.8 million and $62.6 million for the same periods in the prior year. This was an increase of $19.9 million and $44.0 million for the three and nine months ended September 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year.

AUSTAR

Revenue for Austar increased $17.3 million, or 84.0% from $20.6 million for the three months ended September 30, 1998 to $37.9 million for the three months ended September 30, 1999. Austar's revenue increased $43.2 million, or 73.3%, from $58.9 million for the nine months ended September 30, 1998 to $102.1 million for the nine months ended September 30, 1999. The U.S. dollar increase in revenue was positively impacted by $2.8 million and $3.1 million due to fluctuation in exchange rates between the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year. On a functional currency basis, Austar's revenue increased A$23.8 million from A$34.6 million for the three months ended September 30, 1998 to A$58.4 million for the three months ended September 30, 1999, a 68.8% increase. Austar's functional currency revenue increased A$64.0 million, from A$93.9 million for the nine months ended September 30, 1998 to A$157.9 million for the nine months ended September 30, 1999, a 68.2% increase. These increases were primarily due to subscriber growth (360,708 at September 30, 1999 compared to 251,255 at September 30, 1998) and increased average monthly revenue per subscriber as Austar continues to expand its customer base. The average monthly revenue per subscriber increased A$7.48 ($4.88) from an average per subscriber of A$46.36 ($30.23) for the nine months ended September 30, 1998 to an average of A$53.84 ($35.11) per subscriber for the nine months ended September 30, 1999, a 16.1% increase.

ADJUSTED EBITDA. Adjusted EBITDA was negative $0.1 million and negative $1.7 million for the three and nine months ended September 30, 1999, respectively, compared to negative $10.5 million and negative $19.6 million for the same periods in the prior year. This was a decrease in the Adjusted EBITDA loss of $10.4 million and $17.9 million for the three and nine months ended September 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year.

AUSTAR

Austar's Adjusted EBITDA loss decreased $8.7 million, or 89.7%, from negative $9.7 million for the three months ended September 30, 1998 to negative $1.0 million for the three months ended September 30, 1999. Austar's Adjusted EBITDA loss decreased $7.7 million, or 49.7%, from negative $15.5 million for the nine months ended September 30, 1998 to negative $7.8 million for the nine months ended September 30, 1999. The U.S. dollar Adjusted EBITDA loss decrease was positively impacted by $0.1 million due to fluctuation in exchange rates between the three months ended September 30, 1999 and 1998 and the U.S. dollar Adjusted EBITDA loss decrease was positively impacted by $0.2 million due to fluctuation in exchange rates between the nine months ended September 30, 1999 and 1998. These decreases in Adjusted EBITDA loss for the three and nine months were primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the national customer service center, corporate management staff and media-related marketing costs. On a functional currency basis, Austar's Adjusted EBITDA loss decreased A$14.9 million from negative A$16.4 million for the three months ended September 30, 1998 to negative A$1.5 million for the three months ended September 30, 1999, a 90.9% decrease. Austar's functional currency Adjusted EBITDA loss decreased A$13.7 million, from negative A$25.8 million for the nine months ended September 30, 1998 to negative A$12.1 million for the nine months ended September 30, 1999, a 53.1% decrease.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2.7 million and $2.0 million for the three and nine months ended September 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                             For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                September 30,
                                             ---------------------------   -------------------------
                                               1999               1998       1999             1998
                                             --------           --------   --------         --------
                                                   (In thousands)              (In thousands)
Austar......................................  $23,229           $21,774     $72,183         $70,009
Saturn......................................    1,540                -        1,540              -
Other.......................................      317               605       1,306           3,005
                                              -------           -------     -------         -------
     Total depreciation and amortization
       expense..............................  $25,086           $22,379     $75,029         $73,014
                                              =======           =======     =======         =======

AUSTAR

Depreciation and amortization expense for Austar increased $1.4 million, or 6.4%, from $21.8 million for the three months ended September 30, 1998 to $23.2 million for the three months ended September 30, 1999. Depreciation and amortization expense for Austar increased $2.2 million, or 3.1% from $70.0 million for the nine months ended September 30, 1998 to $72.2 million for the nine months ended September 30, 1999. The U.S. dollar increases were negatively impacted by $1.7 million due to fluctuation in exchange rates between the three months ended September 30, 1999 and 1998 and negatively impacted by $2.1 million due to fluctuation in exchange rates between the nine months ended September 30, 1999 and 1998. On a functional currency basis, Austar's depreciation and amortization expense decreased A$0.7 million, from A$35.1 million for the three months ended September 30, 1998 to A$34.4 million for the three months ended September 30, 1999, a 2.0% decrease. On a functional currency basis, Austar's depreciation and amortization expense increased A$1.1 million, from A$106.4 million for the nine months ended September 30, 1998 to A$107.5 million for the nine months ended September 30, 1999, a 1.0% increase.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $3.0 million from $(0.1) million for the three months ended September 30, 1998 due to an allocation adjustment to $2.9 million for the three months ended September 30, 1999. Corporate general and administrative expense increased $18.1 million from $4.5 million for the nine months ended September 30, 1998 to $22.6 million for the nine months ended September 30, 1999. This increase was primarily attributable to a stock-based compensation charge of $18.9 million from the AU Plan for the nine months ended September 30, 1999 compared to nil for the same period in 1998.

GAIN ON ISSUANCE OF SECURITIES BY SUBSIDIARY. On July 27, 1999, Austar United successfully completed the Australian IPO selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 million ($313.6 million) and A$456.5 million ($294.3 million), respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $249.0 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST EXPENSE. Interest expense increased $3.5 million and $9.2 million for the three and nine months ended September 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to interest expense related to the Austar Bank Facility which was $4.2 million and $12.1 million for the three and nine months ended September 30, 1999, respectively, compared to $1.7 million and $5.3 million for the three and nine months ended September 30, 1998, respectively.

OTHER INCOME/EXPENSE. Other expense, net decreased $1.1 million for the three months ended September 30, 1999 compared to the corresponding period in the prior year. Other expense, net increased $3.5 million for the nine months ended September 30, 1999 compared to the amount for the corresponding period in the prior year. This increase was primarily due to a programming license write-off of $3.7 million in May 1999.

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET. Our share in results of affiliated companies totaled a loss of $4.2 million and $12.9 million for the three and nine months ended September 30, 1999, respectively, compared to $4.7 million and $8.2 million for the same periods in the prior year as follows:

                                             For the Three Months Ended    For the Nine Months Ended
                                                    September 30,                September 30,
                                             ---------------------------   -------------------------
                                               1999               1998       1999             1998
                                             --------           --------   --------         --------
                                                   (In thousands)              (In thousands)
Saturn (1)..................................  $(2,679)          $(4,056)    $ (6,324)       $(8,062)
XYZ Entertainment...........................   (1,496)             (603)      (6,531)          (133)
                                              -------           -------     --------        -------
Total share in results of affiliated
 companies, net.............................  $(4,175)          $(4,659)    $(12,855)       $(8,195)
                                              =======           =======     ========        =======

(1) Equity in losses through July 26, 1999 only, due to acquisition of additional 35.0% by Austar United.

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

As of September 30, 1999, 97.0% of our operating systems had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 100% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 95.0% are either compliant or can be easily remediated without significant cost to us. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance prior to Year 2000 and should not require material remediation or replacement.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, testing will continue to the end of 1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000. Certain of our operating systems have not completed the Identification Phase, including Tahiti and certain Australian programming interests. Despite the Task Force's attempts to include these systems in the Year 2000 Programs, these systems have not responded. Therefore, we have no information on which to determine if these systems will be Year 2000 compliant by December 31, 1999. If none of these systems are compliant, we do not believe that their operation failure will have a material adverse effect on our business as a whole. The basis for determining the above percentages includes these systems. In general, United is managing the program with its internal Task Force. In addition, we have retained independent consultants to assist with our operations in New Zealand, the results of which are not included in the above percentages.

In addition to its program, United is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted United in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all of its members. These test procedures and plans have been completed and made available to members, including United and the Company.

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

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force estimates the cost for the Year 2000 program to be $1.5 million. The cost includes certain identified replacement and remediation procedures and external consultants. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact. No assurance can be made, however, as to the total cost for the Year 2000 program until completion of the project. In addition, we can not predict the financial impact we will incur if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates such as XYZ Entertainment.

The spot rates for the countries in the Australia/Pacific region are shown below for the Australian and New Zealand dollars per one U.S. dollar.

                                                    Australian  New Zealand
                                                      Dollars     Dollars
                                                    ----------- -----------
     September 30, 1999............................   1.5336      1.9316
     December 31, 1998.............................   1.6332      1.8939
     September 30, 1998............................   1.6855      2.0000
     December 31, 1997.............................   1.5378      1.7161

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

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Notes), Australian dollars (New Austar Bank Facility) and New Zealand dollars (Saturn Bank Facility).

                                                                      As of September 30, 1999
                                                             ------------------------------------------
                                                             Book Value                      Fair Value
                                                             ----------                      ----------
                                                        (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
  Fixed rate USD denominated Notes.......................    $394,453                        $374,578
    Average interest rate................................       14.00%                          15.04%
  Variable rate NZ$ denominated Saturn Bank Facility.....    $ 52,288                        $ 52,288
    Average interest rate................................        8.03%                           8.03%
  Variable rate A$ denominated New Austar Bank Facility..    $173,448                        $173,448
    Average interest rate................................        7.65%                           7.65%

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (Notes), Australian dollars (New Austar Bank Facility) and New Zealand dollars (Saturn Bank Facility).

                                                                                  As of September 30, 1999
                                                           ------------------------------------------------------------------------
                                                             1999      2000      2001      2002      2003    Thereafter     Total
                                                           --------  --------  --------  --------  --------  ----------   ---------
                                                                       (U.S. dollars, in thousands, except interest rates)
Long-term and short-term debt:
  Fixed rate USD denominated Notes.......................    $ -        $ -     $ -       $    -   $     -    $394,453     $394,453
  Variable rate NZ$ denominated Saturn Bank Facility.....    $ -        $ -     $647      $5,177   $ 9,319    $ 37,145     $ 52,288
  Variable rate A$ denominated New Austar Bank Facility..    $ -        $ -     $  -      $   -    $51,553    $121,895     $173,448


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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($32.6 million as of September 30, 1999) of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 million ($65.2 million as of September 30, 1999) of variable rate, long-term debt into fixed rate borrowings. As of September 30, 1999, the weighted-average fixed rate under these agreements was 7.95%. As a result of these swap agreements, interest expense was increased by approximately A$0.3 million ($0.2 million) during the third quarter 1999.

In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 million ($31.4 million as of September 30, 1999) of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes a stepped fix rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of September 30, 1999, the average fixed rate under the agreement was 9.34%. As a result of this swap agreement, interest expense was increased by approximately NZ$0.2 million ($0.1 million) during the third quarter 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of September 30, 1999, we estimate that we would have paid approximately A$3.4 million ($2.2 million) to terminate the agreements on the New Austar Bank Facility.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency. The instrument's actual cash flows are denominated in Australian and New Zealand dollars.

                                                                                  As of September 30, 1999
                                                           ------------------------------------------------------------------------
                                                             1999      2000      2001      2002      2003    Thereafter     Total
                                                           --------  --------  --------  --------  --------  ----------   ---------
                                                                       (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
Variable to fixed (New Austar Bank Facility)...........      $  -       $  -    $   -    $32,603     $  -     $65,206      $97,809
  Average pay rate %...................................      7.95%      7.95%    7.95%      7.95%    7.95%       7.95%        7.95%
  Average receive rate %...............................      7.65%      7.65%    7.65%      7.65%    7.65%       7.65%        7.65%

Variable to fixed (Saturn Bank Facility)...............      $  -       $   -   $   -    $     -     $  -     $31,373      $31,373
  Average pay rate %...................................      9.34%      9.09%   10.19%     10.19%    9.69%       9.94%        9.74%
  Average receive rate %...............................      8.03%      8.03%    8.03%      8.03%    8.03%       8.03%        8.03%

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     10.1 Supplemental Deed dated July 15, 1999 by and among Saturn Communications Limited, as the Borrower, Kiwi Cable Company Limited, as Guarantor, SaskTel Holding (New Zealand) Inc. and Saturn (NZ) Holding Company Pty Ltd, as the Mortgagors, each financial institution specified as a bank in Schedule 1 attached thereto, and Toronto Dominion Australia Limited, as the Agent.

     10.2 Second Supplemental Deed and Capital Contribution dated July 29, 1999 by and among Saturn Communications Limited, as the Borrower, Kiwi Cable Company Limited, as Guarantor, Austar United Communications Limited and Saturn (NZ) Holding Company Pty Ltd, as the Mortgagors, and Toronto Dominion Australia Limited, as the Agent.

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.

     Date of Filing            Date of Event         Item Reported
     ---------------------     -----------------     ------------------------
     July 28, 1999             July 27, 1999         Item 5 - Other Events

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED AUSTRALIA/PACIFIC, INC.



Date:      November 15, 1999
           ---------------------------------

By:        /S/ Valerie L. Cover
           ---------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)