Form 10-K405
period 1999-12-31
UIH AUSTRALIA PACIFIC INC
filed 2000-03-30
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission File No. 333-05017

                         United Australia/Pacific, Inc.
                 (formerly known as UIH Australia/Pacific, Inc.)
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company has no publicly-trading shares of capital stock. As of March 24, 2000, the Company had 17,810,299 shares of common stock outstanding.

                                           UNITED AUSTRALIA/PACIFIC, INC.
                                          1999 ANNUAL REPORT ON FORM 10-K

                                                 Table of Contents


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                                      PART I
Item 1.       Business....................................................................................         2

Item 2.       Properties..................................................................................        14

Item 3.       Legal Proceedings...........................................................................        15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................        15

                                                      PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters...................        16

Item 6.       Selected Financial Data.....................................................................        16

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......        17

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................        23

Item 8.       Financial Statements and Supplementary Data.................................................        25

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        25

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................        49

Item 11.      Executive Compensation......................................................................        51

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................        57

Item 13.      Certain Relationships and Related Transactions..............................................        57

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................        58

                                     PART I

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

United Australia/Pacific, Inc. (the "Company" or "United A/P") (formerly known as UIH Australia/Pacific, Inc.) is a leading provider of pay television services in Australia and pay television and telecommunications services in New Zealand. We own 75.4% of the ordinary shares of Austar United Communications Limited ("Austar United"), which completed its initial public offering on the Australian Stock Exchange in July 1999 (the "Austar United IPO"). Substantially all of our operations are conducted through Austar United.

Through our Australian operating company Austar Entertainment Pty Limited ("Austar"), we are the second largest pay television operator in Australia and the largest operator in its market of regional Australia. Austar's service area comprises approximately 2.1 million homes outside of the major capital cities and represents one-third of Australia's total homes. Austar United's 50.0% owned XYZ Entertainment Pty Limited ("XYZ Entertainment") is the exclusive owner and/or distributor of five key programming channels in Australia to Austar and Foxtel. These are the two largest pay television operators whose combined subscriber bases represent approximately 80.0% of all pay television subscribers in Australia. Austar United's wholly-owned subsidiary, Saturn Communications Limited ("Saturn") is the only provider of integrated telephone, pay television and Internet services in New Zealand over one network. In February 2000, Austar United agreed to form a 50/50 joint venture between Saturn and the New Zealand operations of Telstra Corporation Limited, Australia's leading telecommunications company. The joint venture will be called Telstra Saturn Limited ("TSL").

We are a Colorado corporation and a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP") (formerly known as UIH Asia/Pacific Communications, Inc.), which is an indirect wholly-owned subsidiary of
UnitedGlobalCom, Inc. (together with all of its subsidiaries other than the Company and its subsidiaries, "United") (formerly known as United International Holdings, Inc.). We were formed on October 14, 1994. Immediately prior to the May 1996 offering of our 14.0% senior discount notes due 2006 (the "May 1996 Notes"), certain subsidiaries of United that held interests in Australia and New Zealand were merged with and into the Company. The Company, through these predecessors, commenced operations in January 1994 when United began its development-related activities in the Asia/Pacific region.

HISTORY OF ACQUISITIONS

In 1994, we acquired, through directly and indirectly held interests, an effective 50.0% economic interest in Austar. In December 1995, we acquired an additional interest from other shareholders of Austar, thereby increasing our total economic interest in Austar to 90.0%. In May 1996, as a result of additional equity contributions, our economic interest in Austar was increased to 94.0%, which was subsequently increased to 96.0%. In October 1996, we acquired the remaining 4.0% economic interest in Austar. In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6.2 million of United's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock"). ECT's subscription television business includes subscribers and certain microwave multi-point distribution system ("MMDS") licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

In July 1994, we acquired a 50.0% interest in Saturn, which at the time owned only a small cable television system outside of Wellington. In July 1996, we acquired the remaining 50.0% interest in Saturn in exchange for a 2.6% interest in the Company, which was exchanged for a 2.0% interest in UAP in May 1997. In July 1997, SaskTel Holdings (New Zealand) Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing approximately New Zealand $("NZ$")29.9 ($19.6) million for its shares (the "Saturn Transaction"). In July 1999, this 35.0% was repurchased from SaskTel in exchange for 13,659,594 shares in Austar United in connection with the Austar United IPO. In February 2000, Austar United agreed to form TSL, a 50/50 joint venture between Saturn and the New Zealand operations of Telstra.

In October 1994, the Company and Century formed XYZ Entertainment, each retaining a 50.0% interest. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV") to hold our respective investments in XYZ Entertainment. In September 1995, a 50.0% interest in XYZ Entertainment was sold to a third party, thereby diluting our indirect interest in XYZ Entertainment to 25.0%. In September 1998, we acquired the assets in CUPV held by Century, thereby increasing our indirect interest in XYZ Entertainment to 50.0%.

In June 1999, we contributed our interests in Austar, XYZ Entertainment and Saturn to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Austar United's IPO reduced our ownership interest in Austar United from 100% to approximately 75.5%. Subsequent stock option exercises reduced our ownership interest to 75.4% as of December 31, 1999. Including all vested stock options granted to employees, our ownership interest in Austar United on a fully diluted basis is approximately 73.7% at December 31, 1999.

RELATIONSHIP WITH UNITED

We are an indirect, wholly-owned subsidiary of United, a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. In addition to the Company, United's operations include its interest in United Pan-Europe Communications N.V. ("UPC"), one of the largest pay television operators in Europe, as well as its other investments in Europe, Asia and Latin America. As of December 31, 1999, United's networks reached almost 17.0 million homes and served 7.2 million video subscribers, 0.3 million telephony access lines and 0.1 million broadband data accounts.

ORGANIZATION OF COMPANY

The following chart summarizes our organizational structure. The interests indicated below are summaries of our approximate direct and indirect economic interests in our principal businesses.

          ***********************************************************
          *                                                         *
          *               United Australia/Pacific, Inc.            *
          *                                                         *
          ***********************************************************
                                       *
                              75.4%    *
          ***********************************************************
          *                                                         *
          *           Austar United Communications Limited          *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
********************************************************************************
* Operating System            Principal Business                     Ownership *
* ----------------            ------------------                     --------- *
*                                                                              *
* Austar               Regional Australia                              100.0%  *
*                      MMDS and DTH multi-channel systems                      *
*                                                                              *
* Saturn               Greater Wellington, New Zealand area            100.0%  *
*                      Wireline Cable/Telephony System                         *
*                                                                              *
* XYZ Entertainment    Australian Programming                           50.0%  *
*                                                                              *
********************************************************************************

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

We operate in the pay television and telecommunications industry through investing in, acquiring and managing pay television, telephony and programming operations. Our reportable segments are both by line of business (pay television and telephony) and by the primary countries in which we operate - Australia and New Zealand. For additional information applicable to this Item, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the consolidated financial statements contained in
Item 8 "Financial Statements and Supplementary Data."

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

OVERVIEW

We believe that we are well-positioned to capitalize on the rapidly increasing demand for pay television and telephony services in Australia and New Zealand. As of December 31, 1999, our pay television operating systems had an aggregate of approximately 2.2 million television homes serviceable and approximately 0.4 million subscribers, compared to approximately 2.1 million television homes serviceable and approximately 0.3 million subscribers as of December 31, 1998 (with a substantial majority of such growth resulting from Austar's expansion). During this same period, programming subscribers of XYZ Entertainment increased to approximately 0.9 million at December 31, 1999 from approximately 0.7 million at December 31, 1998.

While we expect that a substantial portion of our expected growth will come from the continued development of Austar, we are also anticipating significant growth by our New Zealand pay television and telecommunications business which we believe has attractive growth prospects. With the formation of TSL, the joint venture between Telstra and Saturn, there are plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years.

The following table sets forth certain unaudited operating data:

                                                                         As of December 31, 1999
                                                 ----------------------------------------------------------------------
                                                                                                                 Net
                                                  Television                    Basic                         Economic
                                                   Homes in       Homes      Subscribers/         Basic       Ownership
                                                 Service Area     Passed        Lines          Penetration    Interest
                                                 ------------    ---------   -------------     ------------   ---------
     Pay television:
       Austar...................................   2,085,000     2,083,108       381,763          18.3%         75.4%
       Saturn...................................     141,000        87,029        16,723          19.2%         75.4%
                                                   ---------     ---------     ---------
          Total.................................   2,226,000     2,170,137       398,486
                                                   ---------     ---------     ---------
     Telephony:
       Saturn...................................     141,000        87,029        24,678          28.4%         75.4%
                                                   ---------     ---------     ---------
     Programming:
       XYZ Entertainment........................         N/A           N/A       934,000 (1)        N/A         37.7%
                                                   ---------     ---------     ---------
     Data:
       Saturn (2)...............................     141,000        87,029         6,772           7.8%         75.4%
                                                   ---------     ----------    ---------

                                                                          As of December 31, 1998
                                                 ----------------------------------------------------------------------
                                                                                                                 Net
                                                  Television                    Basic                         Economic
                                                   Homes in       Homes      Subscribers/        Basic        Ownership
                                                 Service Area     Passed        Lines          Penetration    Interest
                                                 -------------  ----------   -------------     -----------    ---------
     Pay television:
       Austar...................................   2,085,000     2,083,108       288,721          13.9%        100.0%
       Saturn...................................     141,000        41,914         6,010          14.3%         65.0%
                                                   ---------     ---------     ---------
          Total.................................   2,226,000     2,125,022       294,731
                                                   ---------     ---------     ---------
     Telephony:
       Saturn..................................      141,000        37,292         7,360          19.7%         65.0%
                                                   ---------     ---------     ---------
     Programming:
       XYZ Entertainment.......................          N/A           N/A       694,600 (1)        N/A         25.0%
                                                   ---------     ---------     ---------

     (1)  This  figure  represents  the  total  estimated   subscribers  to  the
          five-channel XYZ Entertainment package.
     (2)  Saturn launched data services in late 1998.

AUSTAR (AUSTRALIA)

Austar is the largest provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar is the only pay television provider in substantially all of its service area. Due to the low housing densities that characterize Austar's service area, Austar primarily employs digital direct-to-home ("DTH") satellite and wireless cable technologies to deliver its service. These technologies have enabled Austar to deploy its services quickly and achieve rapid subscriber growth.

As of December 31, 1999, Austar had launched service in all of its metropolitan and non-metropolitan markets. The following table sets forth the summary operating statistics in Austar's markets:

                                                                      As of December 31,
                                                      ----------------------------------------------
                                                          1999              1998            1997
                                                      ------------      ------------    ------------
     Homes in service area:
       Metropolitan homes...........................    1,527,000         1,527,000       1,103,000
       Non-metropolitan homes.......................      558,000           558,000         532,000
                                                        ---------         ---------       ---------
         Total......................................    2,085,000         2,085,000       1,635,000
                                                        =========         =========       =========

     Net annual gain in basic subscribers...........       93,042            92,516          92,758
     Total basic subscribers........................      381,763           288,721         196,205


DISTRIBUTION SYSTEMS. Austar uses both digital DTH and wireless cable distribution technologies in certain cities with more than 20,000 homes. In its other service areas (except Darwin), Austar distributes its service exclusively utilizing digital DTH. At present, approximately 72.0% of Austar's subscribers are serviced by digital DTH, while 25.0% receive service via wireless cable. Austar constructs and owns the MMDS transmission facilities and installs and retains ownership of all customer premises equipment for both its DTH and wireless cable customers.

In addition to digital DTH and wireless cable, Austar is constructing a cable network in Darwin, a market containing approximately 29,000 serviceable homes. Darwin is outside the satellite's footprint and dense vegetation makes wireless cable service impractical. As of December 31, 1999, this system passed approximately 23,000 homes and had a penetration rate of approximately 33.3%.

PROGRAMMING AND PRICING. Austar offers the widest range of programming available in Australia. Its favorable programming agreements allow Austar to establish different service levels of tiers at multiple price points. Austar began tiering its program offerings in October 1998. By tiering its services, Austar permits its subscribers to select programming that is customized to their interests, which we believe is a valuable tool in ensuring our product meets customer value expectations. Tiering also provides customers with a lower-priced basic service that both enhances sales opportunities and helps reduce the level of customer churn.


Basic Package:

      Channel                                              Programming Genre
      -------                                              -----------------
      Fox Sports...................................        Sports
      Fox Sports Two...............................        Sports, including Rugby League games
      TV-1.........................................        General entertainment
      Discovery Channel............................        Documentary, adventure, history and lifestyle
      Nickelodeon/Nick at Nite.....................        Children's and family entertainment
      arena........................................        General entertainment
      Channel [V]..................................        Music video
      The Lifestyle Channel........................        Personal and home improvement
      thecomedychannel.............................        Comedy
      Weather 21...................................        Weather
      BBC World(1).................................        International news
      CNBC.........................................        International financial news
      CNN International............................        International news
      Sky Racing...................................        Live racing
      National Geographic(2).......................        Documentary
      TNT(1) (3)...................................        Library movies
      Cartoon Network(2) (3).......................        Cartoons
      CMT..........................................        Country music videos
      TVSN(1)......................................        Shopping
      Digital Radio(1).............................        12 digital radio channels

      ---------
      (1) Not available to wireless cable subscribers.
      (2) Limited viewing hours for wireless cable subscribers.
      (3) These two networks share the same channel on digital DTH.


Austar Deluxe(1):

      Channel                                             Programming Genre
      -------                                             -----------------

      Fx(2)........................................       General entertainment
      Fox8(2)......................................       General entertainment
      UKTV.........................................       English general entertainment
      Hallmark.....................................       Made for TV movies
      ESPN.........................................       Sports
      C7 Sports....................................       Sports, including Australian Football League

      ---------
      (1) Digital DTH and cable only.
      (2) Not available to cable subscribers in Darwin.


       Movies:

           Channel                                              Programming Genre
           -------                                              -----------------
           Showtime(1)....................................      Recent release movies
           Encore(1)......................................      Library movies
           Movie One(2)...................................      Recent release movies
           Movie Extra(2)(3)..............................      Recent release movies
           Movie Greats(2)(3).............................      Library movies

         ---------
         (1)  Columbia, Universal, Paramount and Fox Studios.
         (2)  Disney, MGM Warner, Dreamworks and Village Roadshow Studies.
         (3)  Not available for wireless cable.

At December 31, 1999, Austar's pricing was:

                                                       MMDS       DTH
                                                        A$         A$
                                                     ------     -------

     Basic Service.................................   31.95      35.95
     Movie Network (1).............................   10.95      10.95
     Showtime and Encore (1).......................   10.95      10.95
     Movie One ....................................    8.95       8.95
     C7 Sports ....................................    6.95       6.95
     World Movies (2)..............................    6.95       6.95
     Adults Only (Pay per Night)...................    6.95       6.95
     Main Event (Pay-per-View) (3).................   varies per event

     ---------
     (1) Subscribers have the choice of either Showtime and Encore or Movie Network
     (2)  Not available to all wireless cable subscribers.
     (3) Main Event available to digital DTH subscribers but only certain events are available to wireless cable subscribers.

PROGRAMMING AGREEMENTS. Austar's programming agreement with Foxtel provides it with the exclusive rights to distribute Showtime, Encore and TV-1 via digital DTH and wireless cable throughout Austar's service area until December 2006. In addition, Austar has an agreement with a News Corporation Limited subsidiary pursuant to which Austar has the exclusive right to distribute Fox Sports and Fox Sports Two over the same technologies throughout Austar's service area until 2006. Austar's programming agreement for C7 Sports provides Austar with non-exclusive Australian Football League ("AFL") coverage. Austar has also entered into an agreement with C&W Optus that provides Austar with non-exclusive distribution rights for the three C&W Optus movie channels, Movie Network, Movie Greats and Movie Extra, until December 2006. Austar has another agreement with C&W Optus giving it rights to distribute additional C&W Optus programming.

Austar has exclusive rights in its service area to distribute via DTH and wireless cable five channels of programming supplied by XYZ Entertainment:
Discovery Channel, Nickelodeon, The Lifestyle Channel, Channel [V] and arena. Austar also obtains at competitive price levels additional programming from a number of independent sources, including Time Warner, ESPN, Seven Network, National Geographic, CMT and Sky Racing. Weather 21, the Adults Only channel and certain pay-per-view events are sourced from entities in which we have an interest.

Austar's rights to distribute certain programming are dependent on its supplier's ability to provide such programming to Austar. In the event that any of Austar's programming suppliers are unable to supply programming to Austar, we are confident that we will be able to secure alternative sources of programming.

MARKETING, BILLING AND CUSTOMER SUPPORT. Austar has focused its marketing and sales efforts to support a strategy of rapid penetration of its markets. Austar's comprehensive marketing and sales organization consists of approximately 250 direct sales representatives and over 250 national customer service and telemarketing personnel at Austar's National Customer Operations

Center ("NCOC"). These sales channels are supported by an integrated marketing program of television, radio and print advertising and extensive use of direct mail.

Austar's 25 offices, located throughout its operating area, serve its customers in surrounding areas and provide Austar with a local presence. These offices perform several key functions, including responding to customer inquires, booking installations, providing customer maintenance services, collecting subscription fees, liaising with installation contractors and marketing Austar's services.

Austar uses contractors to install reception equipment at the customer premises. We believe Austar achieves significant savings through the outsourcing of these services. Austar has established installation guidelines, quality assurance standards and training seminars for installation contractors. In addition, Austar's own installation teams perform quality assurance checks on its contractors, as well as conduct difficult installations and installations at multiple dwelling units.

The NCOC, which services all of Austar's subscribers, is a technologically advanced, scalable, fully integrated subscriber facility that features sophisticated subscriber management software, an automated response unit and predictive dialer technology. It also manages Austar's digital virtual private network. Incoming calls from Austar's service area are directed to the NCOC where customer service representatives provide sales and service information. The NCOC's on-site customer service professionals undergo training in all aspects of customer support to efficiently process installation orders, handle customer inquiries including programming and technical questions and implement
Austar's customer retention program, which includes contacting customers immediately after installation to ensure satisfaction and monitoring cancellation requests.

Billing services are also handled through the NCOC. Austar bills for its services in advance on a monthly basis. Customers have several methods by which they can pay including direct debit from their bank account, automatic credit card billing, in person at one of Austar's local offices or at the post office, or by mail. Austar has implemented a number of procedures for managing customers with delinquent accounts.

Austar's monthly churn averaged 2.9% during 1999, 3.9% during 1998 and 4.2% during 1997. Austar believes that this ratio is likely to continue to decline in the future, although there can be no such assurances. Factors which Austar believes will contribute to the decline in customer churn include: the continued enhancement of the price value relationship as more content is added and the existing content improves, the tiering of services and tailoring packages to customers, a further reduction in the level of product sampling in a maturing market, the introduction in 1998 of annual and six-month subscriber contracts and improved customer communications combined with loyalty programs.

COMPETITION. Austar is the sole provider of pay television services in substantially all of its service area. Its only major pay television competitor is Foxtel, which operates a cable system in a segment of Austar's 116,000-home Gold Coast service area. As of December 31, 1999, Austar had approximately 24,200 subscribers in the Gold Coast. Austar also experiences limited competition from free-to-air channels.

We do not believe that Austar's market generally has sufficient housing density to justify the construction of competitive cable systems. The majority of Austar's market consists of small cities and towns with less than 20,000 homes and relatively low household densities of 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest cities. While we believe that household densities could support wireline cable construction in areas representing approximately 20.0% of Austar's total homes passed, the small size of these markets reduces the attractiveness of such construction. Furthermore, Austar holds the exclusive satellite and wireless cable distribution rights to key sports, movie and other programming for its service area, thus limiting the programming that a satellite or wireless cable competitor could offer in Austar's service area.

NEW BUSINESS OPPORTUNITIES. Austar is pursing new business opportunities in three main areas (i) provision of high-speed Internet/data services, (ii) provision of interactive television services and (iii) resale of mobile telephony services.

Austar launched high-speed and traditional Internet access services in markets in early 2000. These services were delivered using both digital DTH and wireless cable technologies. Austar will benefit from United's experience in rolling out Internet/data services. In particular, Austar intends to use chello broadband, UPC's Internet portal and content service, to support the deployment of its

Internet/data offerings to its service area. Austar's initial tests of these high-speed services provided customers with downstream transmission speeds (from the Internet to the subscriber) that were much faster than traditional dial-up modems. We believe that the provision of Internet/data services represents a significant market opportunity due to the combination of substantial consumer demand for Internet access, the limited capacity of the public switched telephone network in regional Australia and the lack of a broadband alternative.

Austar has licensed its operating system for digital set-top boxes with Open TV, Inc. The Open TV operating system enables Austar to introduce an enhanced electronic programming guide, interactive television applications and transactional services such as home banking and other electronic commerce. The introduction of these services should continue to help Austar realize its objectives of increasing revenue and decreasing churn. Moreover, these services should also generate incremental revenues with minimal capital expenditures because these applications utilize existing customer premise equipment.

Austar is also currently evaluating mobile technology resale opportunities for Austar.

MANAGEMENT AND EMPLOYEES. Austar's senior management includes five United employees. As of December 31, 1999, Austar had approximately 1,008 employees. Substantially all of Austar's employees are parties to an "award" governing the minimum conditions of their employment including probationary periods of employment, rights upon termination, vacation, overtime and dispute resolution.

SATURN (NEW ZEALAND)

Saturn is the only provider of integrated telephone, pay television and Internet services in New Zealand. These services are currently provided in the greater Wellington area over a hybrid fiber cable ("HFC") network with an overlay of traditional telephone lines. Austar United owns 100% of Saturn, which launched pay television service in 1996 on the initial portions of its network. Wellington, which encompasses 141,000 homes, is New Zealand's capital and second largest city. As of December 31, 1999, Saturn's network had 87,029 serviceable homes for pay television, telephony and data. As of that date, Saturn had 16,723 cable television subscribers (19.2% penetration), 24,678 residential and business telephone lines (28.4% penetration) and 6,772 Internet/data subscribers (7.8% penetration).

In April 1998, Saturn launched a bundle of telephony and pay television services to both residential and business markets, including enhanced switch-based services. In mid-1998, Saturn launched Internet/data services via cable modems to the business market and began offering residential dial-up Internet/data services in November 1998. Saturn plans to expand into other major New Zealand markets.

In February 2000, Austar United agreed to form TSL, a 50/50 joint venture between Saturn and Telstra's New Zealand operation. TSL plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years.

TELEPHONY SERVICES. Saturn offers full-feature local and long distance telephony service and is the only full service telephony provider competing with Telecom New Zealand ("Telecom"), the incumbent telephony provider.

         Residential Services:
         ---------------------
           Local access
           Domestic and international long distance
           Full suite of switch-based features (e.g., voicemail, call waiting, last number dialed, etc.)
           Traditional dial-up Internet access
           High speed cable modem service

         Business Telephony Services:
         ----------------------------
           Local access
           Domestic and international  long  distance  service
           Full suite of switch-based features
           Centrex services
           High speed cable modem service

Saturn has an interconnect agreement with Telcom, pursuant to which the parties permit calls originating on one party's system to be terminated on the other system.

PAY TELEVISION SERVICES. Saturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. Saturn provides its customers both pay television and free-to-air channels. Saturn is currently offering a single tier of service consisting of 30 channels. Saturn's standard pay television package currently consists of the following channels:

      Channel                                        Programming Genre
      -------                                        -----------------
      TVI, TV2, TV3, TV4....................         General entertainment (retransmitted)
      ONTV .................................         Saturn community channel
      BBC World.............................         World news
      CNBC .................................         World financial news
      CNN International.....................         World news
      MCM...................................         Music video
      Discovery.............................         Science and nature
      National Geographic...................         Culture and nature
      Animal Planet.........................         Animal entertainment
      TNT  .................................         Classic movies
      Cartoon Network.......................         Children's cartoon programming
      Trackside.............................         TAB racing
      Kidzone...............................         Local children's programming
      Weather Channel.......................         Live weather from NZ MetService
      Program Guide.........................         Programming line-up
      FTV  .................................         Fashion TV
      CMTV .................................         Country music video
      Elijah Television.....................         Non-denominational religious programming
      Worldnet..............................         U.S. information service news and science
      Saturn SportsNet......................         Local/international sports
      The Golf Channel......................         24 hours of golf events/news
      Saturn Showcase.......................         Saturn programming channels (split screen)
      Saturn Home Cinema Preview Channel....         Pay-per-view movie previews
      Saturn Montage Channel................         A montage of Saturn's channels
      Saturn on Screen Guide................         An on-screen channel guide
      Prime Channel.........................         General entertainment (retransmitted)
      BBC World Service.....................         BBC World Service radio

In addition, Saturn offers 21 channels of pay-per-view movies pursuant to distribution agreements with Hollywood Studios, including Warner Bros., Twentieth Century Fox, Universal Studios and Columbia TriStar. Eighteen of these channels, branded "Saturn Home Cinema," feature general new release and library movies with programming provided by four leading Hollywood studios. The most popular movies are scheduled as "near video on demand" with frequent starting times (generally every 15 or 30 minutes) over multiple channels. The three remaining channels are adult movie channels and are available to hotels and motels only. The pay-per-view movies are priced comparable to home video rental rates. Saturn has been achieving pay-per-view buy rates of 100%, i.e. an average of at least one pay-per-view buy per subscriber per month. Saturn is exploring the possibility of expanding its pay-per-view offerings to include sporting events and adult movies for its residential customers.

Saturn is currently negotiating with a number of programming providers to expand its channel offerings. Saturn believes that its relationship with United, Austar and XYZ Entertainment provides it with a competitive advantage in obtaining a wide array of quality programming at attractive prices.

INTERNET/DATA SERVICES. Currently, Saturn offers both traditional dial-up and high speed cable modem-based Internet access to its business and residential customers. Saturn provides a platform for ISPs to offer Internet/data services to both Saturn subscribers and non-subscribers in the Wellington region. We believe that the provision of Internet/data services represents significant revenue potential. Saturn receives a monthly fee for reselling Internet access from ISPs and is also able to offer these Internet/data services as part of a more attractive bundle of services for Saturn customers. This increases both the take-up rate for all of Saturn's services and the take-up rate for second phone lines, thereby generating incremental revenue for Saturn. It also ensures that Saturn's customers will use Saturn's telephony network for their data traffic. Approximately 35.0% of Saturn's new customers subscribe to an Internet/data services package.

PRICING. With its unique bundle of services, Saturn can offer a number of attractive multiple service bundles, ranging from an entry level package of cable television service, plus local telephone access and free local calls, for NZ$29.95 per month to a package of two telephone lines (free local calls), cable television service and unlimited Internet usage for NZ$99.95 per month. Saturn is able to offer a savings of 30.0% based on a customer buying the services separately from multiple providers. These bundles are proving a very effective means to drive penetration and increase revenue per home. Sky TV ("Sky"), Saturn's primary competitor, charges subscribers a monthly rate of approximately NZ$56 for five channels of UHF programming with a one-time installation fee of NZ$29 per subscriber. Sky's digital satellite service is more expensive and has an installation fee of NZ$350. Saturn's residential and business telephony services are priced 10.0% to 15.0% below Telecom's standard rates even though Telecom is offering range discounts. We believe that Saturn's Internet rates are some of the most price competitive in the country.

MARKETING; CUSTOMER SUPPORT. Saturn's marketing strategy uses promotion techniques proven in existing subscription television markets such as the U.S. and Europe, including direct sales campaigns (door-to-door selling), direct mail and telemarketing supported by a mass media brand awareness program. Saturn already enjoys very high and positive brand awareness in the market. There is considerable interest in purchasing its products and services. Direct sales have proven to be the most effective technique in other new build markets, particularly in areas where pay television is in its introductory stage. Each of these techniques aims to communicate the selling points of the telephone service, cable television and Internet services and in particular the advantages of purchasing multiple services from one provider. Homes were released for marketing on a node by node basis as construction was completed, which allowed for a very targeted marketing program tailored to the unique demographic profile of the territory and enabled Saturn to capitalize on the product awareness resulting from its construction efforts. Saturn's sales strategy is designed to include an emphasis on the bundled offering and to capitalize on the value, quality and customer service advantages associated with a one-stop service provider. Saturn has established a national customer services center at its corporate headquarters in Wellington. The call management technology employed by Saturn is scaleable and can be configured to support a national network expansion. In addition, Saturn is currently developing a sophisticated marketing database to assist the sales force in a targeted sales approach in future marketing campaigns.

COMPETITION. Saturn's major telephony competitor is Telecom, New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75.0% of national and international toll revenues and 90.0% of cellular revenues. During 1996 and 1997, Telecom constructed an HFC network to 70,000 homes in various parts of New Zealand and began offering a pay TV service. In 1998, Telecom discontinued its pay television service and Telecom now appears to be pursuing an asymmetrical digital subscriber line ("ADSL") strategy for high speed Internet access.

There are currently four broadcast networks in New Zealand as well as several other free-to-air regional channels. The largest provider of subscription television services in New Zealand is Sky, which operates a five-channel encrypted UHF subscription television service and has recently launched a 20-channel digital satellite service. Although Sky offers a popular sports channel on an exclusive basis, we believe Sky does not currently offer value and programming diversity or television/telephony bundling that Saturn offers.

MANAGEMENT AND EMPLOYEES. United has appointed four of its employees to management positions at Saturn, including Saturn's chief executive officer. As of December 3l, 1999, Saturn had approximately 260 employees. Substantially all of Saturn's employees are parties to a collective employment contract governing certain conditions of their employment including probationary periods of employment, termination, redundancy, overtime, holidays, leave and dispute resolution.

XYZ ENTERTAINMENT (AUSTRALIAN PROGRAMMING)

Austar United and Foxtel each own 50.0% of XYZ Entertainment, a programming venture that purchases, produces, edits, packages and transmits programming for the Australian pay television market. XYZ Entertainment currently supplies five channels of programming (the "XYZ Channels") in key genres to Austar and Foxtel, Australia's two largest pay television operators, for distribution to their subscribers. XYZ Entertainment collects a monthly fee per subscriber. As of December 31, 1999, XYZ Entertainment provided programming for approximately 934,000 subscribers.

Each of the XYZ Channels is separately managed as to product design and content strategy by Austar United or one of XYZ Entertainment's licensors or joint venture partners. The five channels are:

     Channel                                        Programming Genre
     -------                                        -----------------
     arena........................................  Drama, comedy, general entertainment, programming and library movies
     Channel [V]..................................  Music video with local presenters
     Discovery Channel............................  Documentary, adventure, history and lifestyle
     The Lifestyle Channel........................  Personal and home improvements
     Nickelodeon/Nick at Nite.....................  Children's educational, entertainment and cartoons/family-oriented drama and entertainment

MARKETING AND DISTRIBUTION. XYZ Entertainment's goal is to acquire quality programming that will engender viewer loyalty. XYZ Entertainment focuses its marketing efforts on creating, building and supporting channel identification and brand awareness. The XYZ Channels also work closely with their distributors on cooperative marketing efforts.

XYZ Entertainment has granted a subsidiary of Austar United the exclusive right to distribute the XYZ Channels. This subsidiary in turn distributes them to Austar and Foxtel pursuant to contracts with terms ranging from eight to 25 years for delivery through DTH, wireless cable and cable to their respective subscribers bases. As a result, the XYZ Channels are available to the majority of Australia's approximately six million television households. In particular, the cable carriage agreement with Foxtel, which expires in 2020, requires Foxtel to carry the XYZ Channels on its basic package and provides for minimum subscriber guarantees. C&W Optus also has an agreement for the DTH and wireless cable distribution of the XYZ Channels outside of Austar's service area, although C&W Optus has not committed to a commercial roll-out of DTH or wireless cable services.

PRODUCTION AND ACQUISITION OF PROGRAMMING. XYZ Entertainment produces or licenses programming from a wide array of suppliers for its channels. As the first Australian pay television programming provider, XYZ Entertainment has long standing relationships with international content providers, as well as Australian programming producers and on-air personalities. We believe that this provides XYZ Entertainment with a significant competitive advantage in acquiring and producing new programming for the Australian pay television market.

In July 1995, XYZ Entertainment and Discovery Asia executed a 12-year exclusive carriage agreement whereby a localized version of the Discovery Channel replaced the existing documentary channel developed by XYZ Entertainment. We believe that this arrangement allows XYZ Entertainment to offer subscribers higher quality programming at a lower cost to XYZ Entertainment.

XYZ Entertainment and Nickelodeon, a division of Viacom, have established a 50/50 Australian joint venture that produces and distributes an Australian version of Nickelodeon/Nick at Nite, which began distribution in October 1995. This channel contains both locally produced and internationally-sourced programming. XYZ Entertainment pays the joint venture a monthly per subscriber license distribution fee and profits of the joint venture are shared equally by Nickelodeon and XYZ Entertainment.

Since March 1997, XYZ Entertainment has produced a music video channel, Channel [V]. Under a long term agreement with Channel [V] Music Networks, a joint venture between Star TV and several record companies including BMG, EMI, Sony and Warner Music, XYZ Entertainment can use the Channel [V] trademark, promotional materials and management and has access to Channel [V]'s favorable record programming arrangements. A significant portion of the content for Channel [V] is produced locally, some of which is distributed internationally to other Channel [V] Music Network channels.

XYZ Entertainment produces promotional materials and acquires programming for arena and The Lifestyle Channel at prices its management considers to be favorable. XYZ Entertainment is pursuing supply agreements and potential joint venture arrangements with a number of other international programming suppliers. We believe there is a sufficient supply of programming available to XYZ Entertainment at competitive rates.

EMPLOYEES.   As of December 31, 1999, XYZ Entertainment had 85 employees.

AUSTRALIA:  OTHER PROGRAMMING INTERESTS

Content Co. was formed in August 1998 as a joint venture among Austar, Optus and Foxtel. Content Co. produces Adults Only, a pay-per-night adult channel, and Main Event, a pay-per-view event channel, for the joint venture parties.

Weather 21, 100% owned by Austar United, is a Sydney-based public relations and media company which produces Weather 21 in its own production studio. Weather 21, launched in January 1999, provides 24 hour weather coverage and is currently offered exclusively to Austar subscribers in the basic package.

AUSTRALIA:  MOBILE WIRELESS DATA - UNITED WIRELESS PTY LIMITED

Austar United owns United Wireless, which operates a nationally linked public packet-switched mobile wireless data network in Australia. United Wireless primarily targets the transportation industry, which uses its services for fleet management requirements, and the utility, fire and vending industries, which use its services for fixed telemetry applications, including remote monitoring and reading of meters, fire panels, vending machines and other similar applications.

Telstra is the only other operator of a packet-switched data network in Australia, offering the DataTAC network. DataTAC focuses on electronic funds transfer at point of sales ("EFTPOS") as its core business and does not compete with United Wireless in its core transportation market or in its telemetry markets.

TECHNOLOGIES EMPLOYED BY THE COMPANY

We currently use three principal transmission technologies in the deployment of our pay television services in Australia and New Zealand. These technologies are as follows: (i) MMDS or wireless cable, (ii) DTH satellite broadcast services and (iii) wireline cable or CATV, the technology with which pay television services are most frequently delivered in the United States. We have carefully evaluated the characteristics of the markets in which we are currently operating or planning to operate pay television systems and have chosen what we believe to be the most appropriate transmission technology for each. While these transmission technologies are, in general, similar with respect to picture quality, all such technologies offer improved picture quality compared to what has historically been offered by over-the-air broadcasters.

MMDS is a microwave distribution system for which frequency bands are utilized for transmission of the programming services. MMDS signals originate from a head-end facility, which receives satellite-delivered programming services and delivers such programming via an encoded microwave signal from transmitters located on a tower or on top of a building to a small receiving antenna located at a subscriber's premises, where the microwave signals are decoded. MMDS transmission requires a clear line-of-sight because microwave frequencies will not pass through obstructions; however, many signal blockages can be overcome through the use of low power signal repeaters which retransmit an otherwise blocked signal over a limited area. The initial construction costs of MMDS generally are significantly lower than a wireline cable or DTH system. We are using MMDS transmission technology in Australia, where housing density and topography make MMDS the most cost effective technology.

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

A wireline cable television system is a network of coaxial or fiber-optic transmission cables through which programming is transmitted to a subscriber's premises from the system's head-end facility, which receives satellite and tape-delivered programming. Wireline cable television offers a wide bandwidth that generally allows the transmission of a larger number of channels than MMDS. When constructed with a HFC network, as we are doing in New Zealand, the system's infrastructure can be used to deliver telephony and data services. The primary disadvantages of a wireline cable network are the higher costs of construction, especially in areas of low housing density, and the length of time required to construct the network. We are constructing wireline cable systems in New Zealand and, due to topography and housing densities, are constructing a wireline cable system in one market in Australia.

REGULATION

AUSTRALIA. The provision of subscription television services in Australia is regulated by the Australian federal government under various Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer contract legislation, may impact the construction and maintenance of a transmission system for subscription television services, the content of those services, as well as on various aspects of the subscription television business itself.

The Australia Broadcasting Services Act of 1992 ("BSA") regulates the ownership and operation of all categories of television and radio services in Australia including wireline cable, DTH, MMDS or any other means of transmission. The BSA regulates subscription television broadcasting services by requiring each service to have an individual license. Companies associated with Austar hold approximately 150 television broadcasting licenses. Each license is issued subject to certain conditions. The government may vary or revoke license conditions or may, by written notice, specify additional conditions.

Foreign ownership of "company interests" of pay television broadcasting licenses is limited to 20.0% by a single foreign person and an aggregate of 35.0% by all foreign persons. The BSA licenses used for distributing Austar's pay television services are held by Australian companies for the purposes of the BSA.

EMPLOYEES

The Company has no employees. Certain management, technical, administrative, accounting, tax, legal, financial reporting and other services for the Company are currently provided by United and UAP pursuant to the terms of a management agreement. In addition, United supplies certain employees to Austar United, Austar and Saturn pursuant to a secondment agreement. See Item 13 "Certain Relationships and Related Transactions."

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

For information applicable to this Item, see the notes to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES
-------------------

Our executive offices are located in Denver, Colorado, in space leased by United and provided to the Company through the UAP Management Agreement as described in
Item 13 "Certain Relationships and Related Transactions." In management's opinion, these facilities are sufficient to meet the current and foreseeable future needs of its operating companies.

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

Saturn owns a headend/switching and operations facility in Petone, located north of Wellington. Saturn also leases office and warehouse facilities for its headquarters in Petone. This lease expires in 2001 with a six-year renewal option; however, there are plans to move in May 2000.

XYZ Entertainment currently uses a portion of Foxtel's broadcasting facilities located in Sydney. XYZ Entertainment pays its proportionate share of Foxtel's leasing costs (based on space utilized). We believe this arrangement results in operational cost savings. XYZ Entertainment believes its facilities are sufficient for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not a party to any material legal proceedings, nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from operations in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On August 27, 1999, the sole stockholder of the Company approved an amendment to the Company's articles of incorporation to change the name of the corporation to United Australia/Pacific, Inc.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

The common stock of the Company is not publicly traded. The Company has paid no cash dividends since formation. The Company is a holding company with no independent operations of its own and, as such, its ability to pay cash dividends is dependent upon distributions from its operating companies. Such distributions are limited by contractual or other obligations of such operating companies. In addition, the ability of the operating companies to distribute funds may be limited by the current or future regulations of the countries in which they are located.

Austar United's ordinary shares are traded on the Australian Stock Exchange under the symbol "AUN." The following table shows the range of high and low sales prices reported on the Australian Stock Exchange since Austar United's IPO in July 1999:

                                                            High           Low
                                                           -----         -------
Year ended December 31, 1999:
  Third Quarter (from July 1999).........................  A$5.51        A$4.46
  Fourth Quarter.........................................  A$6.70        A$4.35

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected consolidated financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited consolidated financial statements. The data set forth below is qualified by reference to and should be read in conjunction with the Company's audited consolidated financial statements including the notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              For the Years Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1999          1998         1997          1996         1995
                                                            ------------- ------------- ------------ ------------- -------------
Statement of Operations Data:                                        (In thousands, except share and per share amounts)
  Revenue.................................................   $  150,752    $   89,819   $   68,961    $   24,977   $    1,883
  System operating expense................................     (112,498)      (71,149)     (52,703)      (22,865)      (3,230)
  System selling, general and administrative expense......      (49,501)      (49,738)     (50,006)      (32,665)      (2,482)
  Corporate general and administrative expense............      (26,847)       (5,696)      (3,306)       (1,376)        (920)
  Depreciation and amortization...........................     (104,720)      (97,140)     (80,802)      (36,269)      (1,003)
  Gain on issuance of common equity securities
    by subsidiary.........................................      248,361             -            -             -            -
  Interest expense and other, net.........................      (72,146)      (62,088)     (48,810)      (16,560)       4,898
  Share in results of affiliated companies, net...........      (11,614)      (10,299)      (2,408)       (5,414)     (16,379)
  Minority interest in subsidiary.........................       13,609             -        1,018         2,186            -
                                                             ----------    ----------   ----------    ----------   ----------
  Net income (loss).......................................   $   35,396    $ (206,291)  $ (168,056)   $  (87,986)  $  (17,233)
                                                             ==========    ==========   ==========    ==========   ==========
  Basic net income (loss) per common share................   $     1.99    $   (14.02)  $   (12.12)   $    (6.44)  $    (1.28)
                                                             ==========    ==========   ==========    ==========   ==========
  Basic weighted-average number of shares outstanding....    17,810,254    14,718,857   13,864,941    13,670,832   13,504,453
                                                             ==========    ==========   ==========    ==========   ==========
  Diluted net income (loss) per common share..............   $     1.94    $   (14.02)  $   (12.12)   $    (6.44)  $    (1.28)
                                                             ==========    ==========   ==========    ==========   ==========
  Diluted weighted-average number of shares outstanding...   18,199,726    14,718,857   13,864,941    13,670,832   13,504,453
                                                             ==========    ==========   ==========    ==========   ==========
Other Data:
  Capital expenditures....................................   $  117,819    $   71,466   $  101,135    $  187,100   $    7,648


                                                                                      As of December 31,
                                                            -------------------------------------------------------------------
                                                                1999          1998         1997          1996         1995
                                                            ------------- ------------- ------------ ------------- ------------
Balance Sheet Data:                                                                    (In thousands)
  Cash, cash equivalents, restricted cash and
    short-term liquid investments.........................   $  275,421    $      944   $   25,089    $   37,860   $    8,730
  Property, plant and equipment, net......................   $  219,394    $  110,351   $  183,101    $  193,170   $   27,630
  Total assets............................................   $  666,591    $  216,032   $  279,032    $  319,323   $   99,295
  Senior discount notes and other long-term debt..........   $  669,096    $  424,726   $  387,094    $  250,057   $      742
  Total liabilities.......................................   $  747,425    $  510,661   $  431,769    $  315,276   $   21,714
  Total stockholders' (deficit) equity....................   $ (154,904)   $ (294,629)  $ (164,153)   $    4,047   $   75,066


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations covers the years ended December 31, 1999, 1998 and 1997 and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such consolidated financial statements provide additional information regarding the Company's financial activities and condition.

We have no employees of our own. UAP, our parent, provides various management, financial reporting, accounting and other services for us pursuant to the terms of the UAP Management Agreement. Until June 24, 1999, Austar and Saturn were also parties to technical service agreements with UAP for which such operating companies paid to UAP fees based on their respective gross revenues. Effective June 24, 1999, these technical service agreements with UAP were assigned to Austar United and a management agreement between United and Austar United was executed pursuant to which United performs certain technical and consulting services in return for a monthly fee.

Certain statements in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, our ability to secure adequate capital to fund system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint venturers, and other factors referenced in this report. These forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

INTRODUCTION

As of December 31, 1999, through Austar United we held (i) an effective 75.4% economic interest in Austar, (ii) a 75.4% interest in Saturn and (iii) a 37.7% interest in XYZ Entertainment. We decreased our interest in Austar United from 100% to approximately 75.5% in connection with the July 1999 Austar United IPO. Subsequent stock option exercises reduced our ownership interest to 75.4% as of December 31, 1999 (73.7% on a fully diluted basis after vested employee options).

Immediately prior to the Austar United IPO, Austar United issued 13,659,574 shares of Austar United to SaskTel for SaskTel's 35.0% interest in Saturn. As a result, Saturn has been consolidated in our financial statements effective August 1, 1999. We previously consolidated the operations of Saturn from July 1, 1996 through January 1, 1998. Prior to that time, we accounted for our investment in Saturn under the equity method. We discontinued consolidating the results of operations of Saturn effective January 1, 1998 and returned to the equity method of accounting through July 1999 to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business.

UAP, the Company's parent, provides various management, technical, administrative, accounting, financial reporting, tax, legal and other services for the Company pursuant to the terms of a management agreement between UAP and the Company. Effective June 24, 1999, UAP assigned its rights and responsibilities under the various technical assistance agreements with the operating systems to Austar United. See Item 13 "Certain Relationships and Related Transactions."

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had invested approximately $491.4 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                          As of
                                                                       December 31,
     Sources of Fundings:                                                 1999
                                                                       -------------
                                                                       (In thousands)
     Senior discount notes proceeds, net of offering costs............   $244,652
     Cash contributions and other equity from parent (1)(2)(3)........    239,648
     Cash received for interest.......................................      7,063
                                                                         --------
          Total.......................................................   $491,363
                                                                         ========

                                                                          As of
                                                                       December 31,
     Uses of Fundings:                                                    1999
                                                                       -------------
                                                                       (In thousands)

     Austar (1).......................................................   $349,429
     Saturn...........................................................     44,612
     XYZ Entertainment (2)............................................     41,553
     Other (3)........................................................     55,769
                                                                         --------
          Total.......................................................   $491,363
                                                                         ========

     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.
     (2) Includes the non-cash contribution from UAP of $25.1 million for an additional 25.0% interest in XYZ Entertainment.
     (3) Includes $17.2 million paid by United to purchase 2.0% of UAP from Kiwi Cable in December 1999.

We are responsible for our proportionate share of capital requirements of the operating companies. We have funded our proportionate share to date with capital contributions by United through UAP and proceeds from private debt offerings and have reduced our proportionate share to date with subsidiary bank debt and strategic partner contributions. We do not expect to contribute additional capital to Austar United for its on-going operating and development requirements, as future funding will come from the Australian IPO proceeds, the New Austar Bank Facility, the Saturn Bank Facility and operating cash flow.

We had $275.4 million of cash, cash equivalents and short-term liquid investments on hand as of December 31, 1999. On July 27, 1999, we successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. These proceeds, in addition to borrowing capacity on the New Austar Bank Facility and Saturn Bank Facility, will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephony and Internet/data.

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 1999

Cash and cash equivalents increased $5.8 million from $0.2 million as of December 31, 1998 to $6.0 million as of December 31, 1999. Principal sources of cash during the year ended December 31, 1999 included proceeds from the Austar United IPO of $292.8 million, borrowings on the New Austar Bank Facility and the Saturn Bank Facility of $229.9 million, cash contributions from parent of $29.7 million and other investing and financing sources totaling $3.1 million.

During the year ended December 31, 1999, cash was used principally for purchases of short-term liquid investments of $266.4 million, payment of the Austar Bank Facility of $129.1 million, purchases of property, plant and equipment totaling $117.8 million to continue new subscriber connections at Austar and the build-out of existing projects, the funding of operating activities of $18.9 million, deferred financing costs of $8.0 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $4.3 million.

YEAR ENDED DECEMBER 31, 1998

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

During the year ended December 31, 1997, cash was used principally for the purchase of property, plant and equipment of $101.1 million to continue the build-out of existing projects, primarily at Austar, a decrease in construction payables of $29.6 million, investments in our affiliated companies of $3.3 million, deferred financing costs and other uses totaling $6.9 million and the funding of operating activities of $24.9 million during the year.

RESULTS OF OPERATIONS

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data in Austar's local currency and U.S. dollar:

                                                                For the Years Ended December 31,
                                                            -----------------------------------------
                                                                1999          1998          1997
                                                            ------------- ------------- -------------
                                                                          (In thousands)
     Austar (A$):
       Revenue.........................................       220,493       136,072        86,470
       Adjusted EBITDA (1).............................       (11,946)      (37,981)      (26,027)

     Austar (US$):
       Revenue.........................................       142,452        85,199        63,848
       Adjusted EBITDA (1).............................        (7,687)      (23,129)      (19,220)


     (1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization, non-cash general and administrative expense allocated from parent and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under U.S. GAAP, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates are shown below for the Australian and New Zealand dollar per one U.S. dollar.

                                             Australian    New Zealand
                                               Dollars       Dollars
                                             ------------  -----------
     December 31, 1999.....................     1.5244       1.9124
     December 31, 1998.....................     1.6332       1.8939
     December 31, 1997.....................     1.5378       1.7161

REVENUE. Our revenue increased $60.9 million and $20.9 million for the years ended December 31, 1999 and 1998, respectively, compared to the corresponding amounts in the prior year as follows:

                                                                   For the Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999          1998           1997
                                                              ------------- -------------- -------------
                                                                            (In thousands)
     Australia.............................................      $144,632      $ 86,408       $64,370
     New Zealand...........................................         6,120             -           473
     Other.................................................             -         3,411         4,118
                                                                 --------      --------      --------
        Total revenue......................................      $150,752      $ 89,819      $ 68,961
                                                                 ========      ========      ========


AUSTAR

Revenue for Austar increased $57.3 million, or 67.3%, from $85.2 million for the year ended December 31, 1998 to $142.5 million for the year ended December 31, 1999, including a positive impact of $4.3 million due to exchange rate fluctuations. On a functional currency basis, Austar's revenue increased A$84.4 million, from A$136.1 million for the year ended December 31, 1998 to A$220.5 million for the year ended December 31, 1999, a 62.0% increase. This increase was primarily due to subscriber growth (381,763 at December 31, 1999 compared to 288,721 at December 31, 1998) and increased average monthly revenue per subscriber as Austar continues to expand the content of its television service. The average monthly revenue per subscriber increased A$6.71 ($4.40) from an average per subscriber of A$47.00 ($30.83) for the year ended December 31, 1998 to an average of A$53.71 ($35.23) per subscriber for the year ended December 31, 1999, a 14.3% increase.

Revenue for Austar increased $21.4 million, or 33.5%, from $63.8 million for the year ended December 31, 1997 to $85.2 million for the year ended December 31, 1998, despite a negative impact of $15.0 million due to exchange rate fluctuations. On a functional currency basis, Austar's revenue increased A$49.6 million, from A$86.5 million for the year ended December 31, 1997 to A$136.1 million for the year ended December 31, 1998, a 57.3% increase. This increase was primarily due to subscriber growth (288,721 at December 31, 1998 compared to 196,205 at December 31, 1997) as Austar continues to roll-out its services.

ADJUSTED EBITDA. Adjusted EBITDA increased $20.1 million and $3.9 million for the years ended December 31, 1999 and 1998, respectively, compared to the corresponding amounts in the prior year as follows:

                                                                   For the Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999          1998           1997
                                                              ------------- -------------- -------------
                                                                            (In thousands)
     Australia.............................................      $ (4,742)     $ (27,065)     $ (24,082)
     New Zealand...........................................        (2,125)             -         (6,688)
     Other.................................................          (169)          (101)          (254)
                                                                 --------      ---------      ---------
        Total Adjusted EBITDA..............................      $ (7,036)     $ (27,166)     $ (31,024)
                                                                 ========      =========      =========


AUSTAR

Austar's Adjusted EBITDA loss improved by $15.4 million, or 66.7%, from negative $23.1 million for the year ended December 31, 1998 to negative $7.7 million for the year ended December 31, 1999, including a negative impact of $0.2 million due to exchange rate fluctuations. On a functional currency basis, Austar's Adjusted EBITDA loss improved by A$26.1 million from negative A$38.0 million for the year ended December 31, 1998 to negative A$11.9 million for the year ended December 31, 1999, a 68.7% improvement. This improvement in Adjusted EBITDA loss for comparable periods from year to year was primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the NCOC, corporate management staff and media-related marketing costs.

Austar's Adjusted EBITDA loss increased $3.9 million, or 20.3%, from negative $19.2 million for the year ended December 31, 1997 to negative $23.1 million for the year ended December 31, 1998, including a positive impact of $4.8 million due to exchange rate fluctuations. On a functional currency basis, Austar's Adjusted EBITDA loss increased A$12.0 million from negative A$26.0 million for the year ended December 31, 1997 to negative A$38.0 million for the year ended December 31, 1998, a 46.2% increase. Although revenue increased compared to the same periods in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to higher short-term programming costs in connection with the receivership of Australis, Austar's previous programming supplier, and the subsequent May 1998 joint venture with Optus Vision, as well as increases in salaries and benefits for additional personnel necessary to support the growth of Austar's NCOC.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Our corporate general and administrative expense increased $21.1 million, or 370.2%, from $5.7 million for the year ended December 31, 1998 to $26.8 million for the year ended December 31, 1999. This increase was primarily attributable to a stock-based compensation charge of $22.5 million from the Austar United Plan for the twelve months ended December 31, 1999. There was no stock-based compensation charge in 1998.

Our corporate general and administrative expense increased $2.4 million, or 72.7%, from $3.3 million for the year ended December 31, 1997 to $5.7 million for the year ended December 31, 1998. This increase was primarily due to an increase in the allocation of United's corporate general and administrative expenses to us, based on increased activity at the operating system level.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $7.6 million and $16.3 million for the years ended December 31, 1999 and 1998, respectively, compared to the corresponding amounts in the prior years.

                                                                   For the Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999          1998           1997
                                                              ------------- -------------- -------------
                                                                            (In thousands)
     Austar................................................      $ 97,620      $ 95,403         $ 76,913
     Saturn................................................         5,266             -            2,033
     Other.................................................         1,834         1,737            1,856
                                                                 --------      --------         --------
        Total depreciation and amortization................      $104,720      $ 97,140         $ 80,802
                                                                 ========      ========         ========

AUSTAR

Depreciation and amortization expense for Austar increased $2.2 million, or 2.3%, from $95.4 million for the year ended December 31, 1998 to $97.6 million for the year ended December 31, 1999, including a negative impact of $2.8 million due to exchange rate fluctuations. On a functional currency basis, Austar's depreciation and amortization expense increased A$3.9 million, from A$143.0 million for the year ended December 31, 1998 to A$146.9 million for the year ended December 31, 1999, a 2.7% increase.

Depreciation and amortization expense for Austar increased $18.5 million, or 24.1% from $76.9 million for the year ended December 31, 1997 to $95.4 million for the year ended December 31, 1998, including a positive impact of $15.2 million due to exchange rate fluctuations. On a functional currency basis, Austar's depreciation and amortization expense increased A$43.4 million, from A$99.6 million for the year ended December 31, 1997 to A$143.0 million for the year ended December 31, 1998, a 43.6% increase. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as increases related to subscriber disconnects.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. On July 27, 1999, Austar United successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70

($3.03) per share of A$486.5  ($313.6)  million and  A$453.6  ($292.8)  million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $248.4 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST INCOME. Interest income increased $6.1 million from $0.2 million for the year ended December 31, 1998 to $6.3 million for the year ended December 31, 1999. The increase was attributable to the increase in short-term liquid investment balances due to the Austar United IPO.

Interest income, including related party income, decreased $1.4 million, or 87.5%, from $1.6 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998. This decrease was primarily due to reduced short-term liquid investment balances related to the funding of our investments in affiliated companies.

INTEREST EXPENSE. Interest expense, including related party expense, increased $12.8 million, or 22.6%, from $56.7 million for the year ended December 31, 1998 to $69.5 million for the year ended December 31, 1999. This increase was primarily due to interest expense related to the Austar Bank Facility which was $7.5 million in 1998 compared to $16.8 million in 1999.

Interest expense, including related party expense, increased $12.7 million, or 28.9%, from $44.0 million for the year ended December 31, 1997 to $56.7 million for the year ended December 31, 1998. This increase was primarily due to continued accretion on the May 1996 Notes and the 14.0% senior notes issued in September 1997 (the "September 1997 Notes") (collectively, the "Notes") at 14.75% during most of 1998 compared to 14.0% for 1997. In addition, interest expense related to the Austar Bank Facility, which was secured in July 1997, was $7.5 million in 1998 compared to $4.0 million in 1997.

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of income was $13.6 million for the year ended December 31, 1999. Austar United's IPO (July
1999) reduced our ownership to 75.4% as of December 31, 1999. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses before arriving at net income.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $11.6 million, $10.3 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, as follows:

                                                                   For the Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999          1998           1997
                                                              ------------- -------------- -------------
                                                                            (In thousands)
     XYZ Entertainment (1).................................      $ (5,290)     $     55       $ (2,408)
     Saturn (2)............................................        (6,324)      (10,354)             -
                                                                 --------      --------       --------
        Total share in results of affiliated companies.....      $(11,614)     $(10,299)      $ (2,408)
                                                                 ========      ========       ========

     (1) In September 1998, we acquired an additional 25.0% interest in XYZ Entertainment, increasing our ownership to 50.0%.
     (2) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations.

PROVISION FOR LOSSES ON MARKETABLE EQUITY SECURITIES AND INVESTMENT RELATED COSTS. The provision for losses on marketable equity securities and investment related costs consists of our write-off of various non-strategic investments.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective second quarter 2000. The Company is currently assessing the effect of SAB 101.

YEAR 2000 CONVERSION

Our pay television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with embedded chips. Such computer systems and other technological devices did not experience any problems related to recognizing dates of January 2000 and thereafter. In all material respects, our pay television systems, telephony systems and programming services continued to operate during the period December 31, 1999 to March 30, 2000.

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of United established a Task Force to assess the impact that potential Year 2000 problems might have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reported directly to the United Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations were identified as service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

The Task Force established a three-phase program to address potential Year 2000 problems:

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

The Task Force completed these Phases on substantially all critical operations prior to year-end 1999. As a result, we believe all material corporate operations are in compliance for Year 2000 and do not require material remediation or replacement. During the period December 31, 1999 to March 30, 2000, our worldwide operations continued to function in the ordinary course in all material respects. We experienced no material business interruptions or material problems with respect to our operations arising from Year 2000 issues. We know of no remaining contingencies.

The independent consultants retained to assist with our operations in New Zealand completed their work in 1999 as well.

THIRD PARTY DEPENDENCIES. Although we believed our largest Year 2000 risk was our dependency upon third-party products, we experienced no Year 2000 issues as a result of such dependency. To our knowledge, no further significant contingencies exist based on our dependency upon third party products. We cannot, however, give any assurance concerning compliance of our equipment because our responses from third-party vendors have been limited and cannot be independently verified.

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. Therefore, the Task Force's estimate of the cost of the Year 2000 program at $1.5 million remains unchanged. Included in such costs is approximately $0.1 million spent on upgrading our billing systems for Year 2000. The Task Force accelerated these expenditures to 1999 to insure Year 2000 compliance; otherwise these costs would have been incurred over approximately two to three years. Such costs do not, however, include internal costs because we did not separately track the internal costs incurred for the Year 2000 program. The costs incurred for Year 2000 compliance issues did not have a material financial impact on the Company. We anticipate no additional significant expenditures for the Year 2000 program.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

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

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliate, XYZ Entertainment.

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

                                                                             As of December 31, 1999
                                                                          -----------------------------
                                                                          Book Value         Fair Value
                                                                          ----------         ----------
                                                               (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
     Fixed rate USD denominated Notes..........................           $407,945           $414,008
       Average interest rate...................................              14.0%              13.7%
     Variable rate NZ$ denominated Saturn Bank Facility........           $ 57,685           $ 57,685
       Average interest rate...................................               8.6%               8.6%
     Variable rate A$ denominated New Austar Bank Facility.....           $202,703           $202,703
       Average interest rate...................................               7.6%               7.6%

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

                                                                           As of December 31, 1999
                                              ------------------------------------------------------------------------------
                                               2000       2001       2002       2003       2004     Thereafter      Total
                                              -------   --------   --------   --------   --------   -----------   ----------
                                                             (U.S. dollars, in thousands, except interest rates)
Long-term and short-term debt:
  Fixed rate USD denominated Notes......       $  -       $  -      $     -   $     -    $     -     $407,945      $407,945
  Variable rate NZ$ denominated Saturn
    Bank Facility.......................       $  -       $577      $ 4,615   $ 8,307    $11,537     $ 32,649      $ 57,685
  Variable rate A$ denominated New
    Austar Bank Facility................       $  -       $  -      $ 9,184   $50,512    $80,687     $ 62,320      $202,703

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet.

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.6) million of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1999, the weighted-average fixed rate under these agreements was 8.0% compared to a weighted-average variable rate of 7.6%. As a result of these swap agreements, interest expense was increased by approximately A$0.9 ($0.6) million during 1999.

In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($31.7) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of December 31, 1999, the average fixed rate under the agreement was 9.3% compared to a weighted-average variable rate of 8.6%. As a result of this swap agreement, interest expense was increased by approximately NZ$0.4 ($0.2) million during 1999.

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

                                                                             As of December 31, 1999
                                                ------------------------------------------------------------------------------
                                                 2000       2001       2002       2003       2004     Thereafter      Total
                                                -------   --------   --------   --------   --------   -----------   ----------
                                                               (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
Variable to fixed (New Austar Bank Facility)...  $  -       $  -      $32,800   $  -       $65,600     $     -       $98,400
  Average pay rate %...........................   8.0%       8.0%        8.0%    8.0%         8.0%         8.0%
  Average receive rate %.......................   7.6%       7.6%        7.6%    7.6%         7.6%         7.6%

Variable to fixed (Saturn Bank Facility).......  $  -       $  -      $    -    $  -       $    -       $31,688      $31,688
  Average pay rate %...........................   9.1%      10.2%       10.2%    9.7%         9.9%         9.7%
  Average receive rate %.......................   8.6%       8.6%        8.6%    8.6%         8.6%         8.6%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
     UNITED AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................      26
     Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................      27
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...............      28
     Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999,
       1998 and 1997..........................................................................................      29
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...............      30
     Notes to Consolidated Financial Statements...............................................................      32

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United Australia/Pacific, Inc.:

We have audited the accompanying consolidated balance sheets of United Australia/Pacific, Inc. (formerly UIH Australia/Pacific, Inc.) (a Colorado corporation and majority-owned subsidiary of United Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Australia/Pacific, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.


                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 29, 2000

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                                                                               As of December 31,
                                                                                                           ------------------------
                                                                                                             1999          1998
                                                                                                           ---------     ----------
ASSETS
Current assets:
Cash and cash equivalents................................................................................  $   6,028     $     181
  Short-term liquid investments..........................................................................    269,393           763
  Subscriber receivables, net............................................................................      8,177         6,322
  Related party receivables..............................................................................      1,645           746
  Other receivables......................................................................................      6,196           736
  Inventory..............................................................................................     14,193        12,617
  Prepaids and other current assets......................................................................      5,146         4,615
                                                                                                           ---------     ---------
         Total current assets............................................................................    310,778        25,980
Investments in and advances to affiliated companies, accounted for under the equity method, net..........     28,546        24,597
Property, plant and equipment, net of accumulated depreciation of $261,891 and $147,511, respectively....    219,394       110,351
Goodwill and other intangible assets, net of accumulated amortization of $23,536 and $17,512,
  respectively...........................................................................................     91,346        42,559
Deferred financing costs, net of accumulated amortization of $4,427 and $3,237, respectively.............     16,377        11,675
Other non-current assets, net............................................................................        150           870
                                                                                                           ---------     ---------

          Total assets...................................................................................  $ 666,591     $ 216,032
                                                                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.......................................................................................  $  16,463     $   5,426
  Accrued liabilities....................................................................................     32,151        28,522
  Construction payables..................................................................................      4,370         1,076
  Current portion of due to parent.......................................................................     12,754         3,665
  Current portion of notes payable.......................................................................          -        36,738
  Current portion of other long-term debt................................................................      1,500         2,189
                                                                                                           ---------     ---------
         Total current liabilities.......................................................................     67,238        77,616
Due to parent............................................................................................      9,621         6,578
Senior discount notes....................................................................................    407,945       356,640
Other long-term debt.....................................................................................    261,151        68,086
Deferred tax liability...................................................................................      1,014             -
Other long-term liabilities..............................................................................        456         1,741
                                                                                                           ---------     ---------
         Total liabilities...............................................................................    747,425       510,661
                                                                                                           ---------     ---------
Minority interest in subsidiary..........................................................................     74,070             -
                                                                                                           ---------     ---------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding.............          -             -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 and 17,810,249 shares
    issued and outstanding, respectively.................................................................        178           178
  Additional paid-in capital.............................................................................    331,688       215,624
  Deferred compensation..................................................................................    (18,343)            -
  Accumulated deficit....................................................................................   (445,844)     (481,240)
  Other cumulative comprehensive loss....................................................................    (22,583)      (29,191)
                                                                                                           ---------     ---------
         Total stockholders' deficit.....................................................................   (154,904)     (294,629)

Commitments and contingencies (Notes 15 and 16)
                                                                                                           ---------     ---------
         Total liabilities and stockholders' deficit.....................................................  $ 666,591     $ 216,032
                                                                                                           =========     =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Stated in thousands, except share and per share amounts)

                                                                                             For the Years Ended December 31,
                                                                                        ------------------------------------------
                                                                                           1999            1998            1997
                                                                                        ----------      ----------      ----------
Revenue...............................................................................  $  150,752      $   89,819      $   68,961

System operating expense, including related party expense of
  $4,381, $4,124 and $3,291, respectively.............................................    (112,498)        (71,149)        (52,703)
System selling, general and administrative expense....................................     (49,501)        (49,738)        (50,006)
Corporate general and administrative expense, including management fees and
  allocated expense from related party of $21,767, $5,475 and $2,739, respectively....     (26,847)         (5,696)         (3,306)
Depreciation and amortization.........................................................    (104,720)        (97,140)        (80,802)
                                                                                        ----------      ----------      ----------
         Operating loss...............................................................    (142,814)       (133,904)       (117,856)

Gain on issuance of common equity securities by subsidiary............................     248,361               -               -
Interest income, including related party income of $0, $0 and $425, respectively......       6,253             207           1,569
Interest expense, including related party expense of $0, $1,079 and $1,730,
  respectively........................................................................     (69,470)        (56,705)        (43,994)
Provision for losses on marketable equity securities and investment related costs.....      (4,949)         (4,462)         (4,784)
Other expense, net....................................................................      (2,987)         (1,128)         (1,601)
                                                                                        ----------      ----------      ----------
         Income (loss) before income taxes and other items............................      34,394        (195,992)       (166,666)

Income tax expense....................................................................        (993)              -               -
Minority interest in subsidiary.......................................................      13,609               -           1,018
Share in results of affiliated companies, net.........................................     (11,614)        (10,299)         (2,408)
                                                                                        ----------      ----------      ----------
         Net income (loss)............................................................  $   35,396      $ (206,291)     $ (168,056)
                                                                                        ==========      ==========      ==========

Foreign currency translation adjustments..............................................  $    6,608      $     (227)     $  (30,831)
Unrealized gains on securities:
  Reclassification adjustment for losses included in net income (loss)................           -               -           3,412
                                                                                        ----------      ----------      ----------
         Comprehensive income (loss)..................................................  $   42,004      $ (206,518)     $ (195,475)
                                                                                        ==========      ==========      ==========

Net income (loss) per common share:
         Basic net income (loss)......................................................  $     1.99      $   (14.02)     $   (12.12)
                                                                                        ==========      ==========      ==========
         Diluted net income (loss)....................................................  $     1.94      $   (14.02)     $   (12.12)
                                                                                        ==========      ==========      ==========

Weighted-average number of common shares outstanding:
         Basic........................................................................  17,810,254      14,718,857      13,864,941
                                                                                        ==========      ==========      ==========
         Diluted......................................................................  18,199,726      14,718,857      13,864,941
                                                                                        ==========      ==========      ==========


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                    UNITED AUSTRALIA/PACIFIC, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             (Stated in thousands, except share amounts)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, January 1, 1997............... 13,864,941    $ 139     $112,346     $      -      $(106,893)     $ (1,545)     $   4,047

Cash contributions from parent..........          -        -        7,863            -              -             -          7,863

Non-cash contributions from parent......          -        -        9,749            -              -             -          9,749

Gain on sale of stock by New
 Zealand subsidiary.....................          -        -        5,985            -              -             -          5,985

Issuance of warrants to purchase
  common stock..........................          -        -        3,678            -              -             -          3,678

Net loss................................          -        -            -            -       (168,056)            -       (168,056)

Provision for loss on marketable
  equity securities, net................          -        -            -            -              -         3,412          3,412

Change in cumulative translation
  adjustments...........................          -        -            -            -              -       (30,831)       (30,831)
                                         -----------   -----     --------     --------      ---------      --------      ---------

Balances, December 31, 1997............. 13,864,941      139      139,621            -       (274,949)      (28,964)      (164,153)

Cash contributions from parent..........          -        -       58,947            -              -             -         58,947

Non-cash contributions from parent......          -        -       17,095            -              -             -         17,095

Issuance of capital stock to parent
  related to cumulative cash capital
  contributions.........................  3,945,308       39          (39)           -              -             -              -

Net loss................................          -        -            -            -       (206,291)            -       (206,291)

Change in cumulative translation
  adjustments...........................          -        -            -            -              -          (227)          (227)
                                         ----------    -----     --------     --------      ---------      --------      ---------

Balances, December 31, 1998............. 17,810,249      178      215,624            -       (481,240)      (29,191)      (294,629)

Cash contributions from parent..........          -        -       29,659            -              -             -         29,659

Non-cash contributions from parent......          -        -       45,521            -              -             -         45,521

Equity transactions of subsidiary.......          -        -       40,883      (40,883)             -             -              -

Amortization of deferred compensation...          -        -            -       22,540              -             -         22,540

Warrants exercised......................         50        -            1            -              -             -              1

Net income..............................          -        -            -            -         35,396             -         35,396

Change in cumulative translation
  adjustments...........................          -        -            -            -              -         6,608          6,608

                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1999............. 17,810,299    $ 178     $331,688     $(18,343)     $(445,844)     $(22,583)     $(154,904)
                                         ==========    =====     ========     ========      =========      ========      =========

(1)  As of January 1, 1997,  the components of Other Cumulative  Comprehensive Income (Loss) include $1,867 and $(3,412) for foreign currency translation adjustments and unrealized loss on investment, respectively. Beginning December 31, 1997, Other Cumulative
     Comprehensive Income (Loss) represents foreign currency translation adjustments only.

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                     UNITED AUSTRALIA/PACIFIC, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                           ----------------------------------------
                                                                                              1999           1998           1997
                                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................................  $ 35,396      $(206,291)     $(168,056)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Gain on issuance of common equity securities by subsidiary.............................  (248,361)             -              -
   Share in results of affiliated companies, net..........................................     6,351         10,299          2,408
   Minority interest in subsidiaries......................................................   (13,609)             -         (1,018)
   Depreciation and amortization..........................................................   104,720         97,140         80,802
   Allocation of expense accounted for as capital contributions by parent.................     3,216          4,622          1,949
   Stock-based compensation expense.......................................................    22,540              -              -
   Provision for losses on marketable equity securities and investment related costs......     4,949          4,462          4,784
   Accretion of interest on senior notes and amortization of deferred financing costs.....    56,069         49,508         38,747
   Increase in receivables, net...........................................................    (1,107)        (2,757)        (1,691)
   Decrease (increase) in other assets....................................................    (4,890)        (5,719)            68
   Increase in accounts payable, accrued liabilities and other............................    15,870         24,894         17,100
                                                                                            --------      ---------      ---------
Net cash flows from operating activities..................................................   (18,856)       (23,842)       (24,907)
                                                                                            --------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.................................................  (266,378)          (763)       (15,988)
Sale of short-term liquid investments.....................................................     1,676         12,325         22,303
Restricted cash released (deposited)......................................................        91              -           (420)
Investments in and advances to affiliated companies and acquisition of assets.............    (5,177)       (11,389)        (3,272)
Consolidation (deconsolidation) of New Zealand subsidiary.................................       613         (9,881)             -
Capital expenditures......................................................................  (117,819)       (71,466)      (101,135)
Decrease in construction payables.........................................................    (1,416)        (2,007)       (29,621)
                                                                                            --------      ---------      ---------
Net cash flows from investing activities..................................................  (388,410)       (83,181)      (128,133)
                                                                                            --------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent..............................................................    29,659         58,947          7,863
Cash contributed from minority interest partner...........................................         -              -         19,566
Proceeds from issuance of common stock by subsidiary, net.................................   292,784              -              -
Proceeds from issuance of common stock in connection with subsidiary option plan..........       807              -              -
Warrants exercised........................................................................         1              -              -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility.......................   229,928         39,519         85,210
Payment of the Austar Bank Facility.......................................................  (129,149)             -              -
Proceeds from offering of senior discount notes...........................................         -              -         29,925
Borrowings on related party payable to parent.............................................         -              -          9,998
Deferred debt financing costs.............................................................    (8,014)          (473)        (5,643)
Payment of capital leases and other debt..................................................      (927)        (3,326)          (490)
                                                                                            --------      ---------      ---------
Net cash flows from financing activities..................................................   415,089         94,667        146,429
                                                                                            --------      ---------      ---------

EFFECT OF EXCHANGE RATES ON CASH..........................................................    (1,976)           193           (265)
                                                                                            --------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................     5,847        (12,163)        (6,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................       181         12,344         19,220
                                                                                            --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................  $  6,028      $     181      $  12,344
                                                                                            ========      =========      =========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                     UNITED AUSTRALIA/PACIFIC, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                           ----------------------------------------
                                                                                              1999           1998           1997
                                                                                           ----------     ----------     ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent................................................  $ 17,233      $  12,473      $   7,800
                                                                                            ========      =========      =========
Gain on issuance of shares by New Zealand subsidiary......................................  $      -      $       -      $   5,985
                                                                                            ========      =========      =========
Non-cash issuance of warrants to purchase common stock....................................  $      -      $       -      $   3,678
                                                                                            ========      =========      =========
Investment in XYZ Entertainment...........................................................  $ 25,072      $       -      $       -
                                                                                            ========      =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest....................................................................  $ 11,977      $   5,323      $   1,239
                                                                                            ========      =========      =========
Cash received for interest................................................................  $  2,747      $     144      $     796
                                                                                            ========      =========      =========

CONSOLIDATION/DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital...........................................................................  $ 10,162      $   4,159      $       -
Property, plant and equipment.............................................................   (80,656)       (26,484)             -
Elimination of investment in Saturn.......................................................    21,974              -              -
Goodwill and other assets.................................................................    (5,737)        (2,805)             -
Notes payable and other debt..............................................................    54,870          3,833              -
Minority interest.........................................................................         -         11,416              -
                                                                                            --------      ---------      ---------
Total cash received (relinquished)........................................................  $    613      $  (9,881)     $       -
                                                                                            ========      =========      =========






                      The accompanying notes are an integral part of these consolidated financial statements.

                         UNITED AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P") (formerly known as UIH Australia/Pacific, Inc.) a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP") (formerly known as UIH Asia/Pacific Communications, Inc.), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United") (formerly known as United International Holdings, Inc.), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign pay television, programming and telephony operations.

The following chart presents a summary of the Company's  ownership structure and
its  significant  investments  in  multi-channel  television,   programming  and
telephony operations as of December 31, 1999.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              75.4%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * Austar Entertainment Pty Limited ("Austar")     100.0%  *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                 50.0%  *
          *New Zealand:                                             *
          * Saturn Communications Limited ("Saturn")        100.0%  *
          *                                                         *
          ***********************************************************

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. On July 27, 1999, Austar United acquired from the minority shareholder of Saturn ("SaskTel") its 35.0% interest in Saturn in exchange for 13,659,574 of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. As a result, Saturn is consolidated in these financial statements effective July 27, 1999. The Company previously consolidated the operations of Saturn from July 1, 1996 through December 31, 1998. Prior to that time, the Company accounted for its investment in Saturn under the equity method. During the fourth quarter of 1998, the Company discontinued consolidating the results of operations of Saturn effective as of January 1, 1998 and returned to the equity method of accounting through July 26, 1999. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the Securities and Exchange Commission ("SEC"), because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended December 31, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RECOVERABILITY AMOUNTS OF TANGIBLE AND INTANGIBLE ASSETS

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

START-UP COSTS

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5"), which provides for guidance on the financial reporting for start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. There was no material effect of the adoption of SOP 98-5 during 1999.

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Austar United stock option plan, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. With respect to this plan, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of Austar United's common stock.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic net income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted net income (loss) per share" includes the effects of potentially issueable common stock, but only if dilutive. The Company's warrants (see Note 9) are included in the Company's diluted net income
(loss) per share amounts for 1999.

COMPREHENSIVE INCOME (LOSS)

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

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit and are included in other cumulative comprehensive income (loss).

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of SAB 101.

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective second quarter 2000. The Company is currently assessing the effect of SAB 101.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   RESTRUCTURING OF ASSETS AND INITIAL PUBLIC OFFERING

In June 1999, the Company's interests in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for 13,659,574 of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering ("Austar United IPO") selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, the Company recognized a gain of $248.4 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's IPO reduced the Company's ownership interest from 100% to approximately 75.5%. Subsequent stock option exercises reduced our ownership interest to 75.4% as of December 31, 1999. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis is approximately 73.7% at December 31, 1999.

4.   CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

                                                                            As of December 31, 1999
                                                                ----------------------------------------------
                                                                    Cash          Short-Term
                                                                  and Cash          Liquid
                                                                Equivalents      Investments         Total
                                                                -------------    -------------    ------------
                                                                                (In thousands)
     Cash....................................................      $6,028          $     -          $  6,028
     Certificates of deposit.................................           -           269,043          269,043
     Government securities...................................           -               350              350
                                                                   ------          --------         --------
        Total................................................      $6,028          $269,393         $275,421
                                                                   ======          ========         ========

                                                                            As of December 31, 1998
                                                                ----------------------------------------------
                                                                    Cash          Short-term
                                                                  and Cash          Liquid
                                                                Equivalents      Investments         Total
                                                                -------------    -------------    ------------
                                                                                (In thousands)
     Cash....................................................      $  181          $      -         $    181
     Commercial paper........................................           -               406              406
     Government securities...................................           -               357              357
                                                                   ------          --------         --------
        Total................................................      $  181          $    763         $    944
                                                                   ======          ========         ========

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                            As of December 31, 1999
                           -------------------------------------------------------------------------------------------
                              Investments in          Cumulative Share        Cumulative
                              and Advances to           in Results of        Translation      Valuation
                           Affiliated Companies     Affiliated Companies     Adjustments      Allowance         Total
                           --------------------     --------------------     -----------      ----------       -------
                                                                   (In thousands)
     XYZ Entertainment(1)...     $44,306                 $(18,564)             $ 2,804        $     -          $28,546
                                 -------                 --------              -------        -------          -------
          Total.............     $44,306                 $(18,564)             $ 2,804        $     -          $28,546
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
                                 =======                 ========              =======         =======          =======

     (1) In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was transferred to the Company at its carrying value of $25.1 million.
     (2) The Company reserved the remaining balance of the Telefenua investment of $4,384 due to the uncertainty of realization.

As of December 31, 1999 and 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                                  As of December 31, 1999      As of December 31, 1998
                                                                ---------------------------  ---------------------------
                                                                   Basis      Accumulated       Basis      Accumulated
                                                                Difference    Amortization   Difference    Amortization
                                                                ------------ --------------  ------------ --------------
                                                                                     (In thousands)
     XYZ Entertainment.....................................       $25,791       $(1,609)      $     -        $     -
     Saturn................................................             -             -        12,733         (1,005)
                                                                  -------       -------       -------        -------
          Total............................................       $25,791       $(1,609)      $12,733        $(1,005)
                                                                  =======       =======       =======        =======

Condensed  financial  information  for  Saturn,  stated in U.S.  dollars,  is as follows:
                                                                    As of
                                                               December 31, 1998
                                                              ------------------
                                                                (In thousands)
     Current assets.........................................       $  4,071
     Non-current assets.....................................         59,242
                                                                   --------
          Total assets......................................       $ 63,313
                                                                   ========

     Current liabilities....................................       $ 33,608
     Non-current liabilitities..............................             19
     Shareholders' equity                                            29,686
                                                                   --------
          Total liabilities and shareholders' equity........       $ 63,313
                                                                   ========

                                                              For the Year Ended
                                                               December 31, 1998
                                                             -------------------
                                                                (In thousands)
     Revenue................................................       $  1,693
     Expenses...............................................        (16,934)
                                                                   --------
          Net loss..........................................       $(15,241)
                                                                   ========

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                     As of December 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (In thousands)
     Subscriber premises equipment and converters..............   $276,725        $174,630
     MMDS distribution facilities..............................     64,373          54,725
     Cable distribution networks...............................     91,298           2,009
     Office equipment, furniture and fixtures..................     23,111           9,810
     Buildings and leasehold improvements......................      5,645           2,841
     Other.....................................................     20,133          13,847
                                                                  --------        --------
                                                                   481,285         257,862
        Accumulated depreciation...............................   (261,891)       (147,511)
                                                                  --------        --------
        Net property, plant and equipment......................   $219,394        $110,351
                                                                  ========        ========

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                     As of December 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (In thousands)
     Austar United.............................................   $114,882        $      -
     Austar....................................................          -          55,805
     Other.....................................................          -           4,266
                                                                  --------        --------
                                                                   114,882          60,071
        Accumulated amortization...............................    (23,536)        (17,512)
                                                                  --------        --------
        Net goodwill and other intangible assets...............   $ 91,346        $ 42,559
                                                                  ========        ========

8.    CURRENT PORTION OF NOTES PAYABLE

                                                                     As of December 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (In thousands)
     Austar Bank Facility (See Note 10).........................  $      -        $ 36,738
                                                                  --------        --------
        Total current portion of notes payable..................  $      -        $ 36,738
                                                                  ========        ========

9.    SENIOR DISCOUNT NOTES

                                                                     As of December 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (In thousands)
     May 1996 Notes (as defined below), net of
      unamortized discount......................................  $369,111        $321,687
     September 1997 Notes (as defined below), net
      of unamortized discount...................................    38,834          34,953
                                                                  --------        --------
        Total senior discount notes.............................  $407,945        $356,640
                                                                  ========        ========

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443.0 million (the "May 1996 Notes"), had an accreted value of $369.1 million as of December 31, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the May 1996 Notes will accrete to a principal amount of $447.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $375.8 million and $223.7 million as of December 31, 1999 and 1998, respectively.

SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45.0 million (the "September 1997 Notes"), had an accreted value of $38.8 million as of December 31, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the September 1997 Notes will accrete to a principal amount of $45.4 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $38.2 million and $22.7 million as of December 31, 1999 and 1998, respectively.

On November 17, 1997, pursuant to the terms of the indentures governing the May 1996 Notes and the September 1997 Notes (collectively, the "Notes"), the Company issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of the Company's common stock at that time. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3.7 million and have been reflected as an additional discount to the Notes on a pro-rata basis and as an increase in additional paid-in capital. Warrants to acquire 50 shares were exercised November 24, 1999.

10.  OTHER LONG-TERM DEBT

                                                                     As of December 31,
                                                                 -------------------------
                                                                    1999           1998
                                                                 ----------     ----------
                                                                      (In thousands)
     Austar Bank Facility (as defined below)................      $202,703        $ 67,352
     Saturn Bank Facility (as defined below)................        57,685               -
     Capitalized leases and other...........................         2,263           2,923
                                                                  --------        --------
                                                                   262,651          70,275
        Less current portion................................        (1,500)         (2,189)
                                                                  --------        --------
        Total other long-term debt.........................       $261,151        $ 68,086
                                                                  ========        ========

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility (the "Austar Bank Facility") in the amount of A$200.0 million to fund its subscriber acquisition and working capital needs. Austar had drawn the full amount of the facility by April 1999 when it secured a new syndicated senior secured debt facility (the "New Austar Bank Facility") for A$400.0 million to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of December 31, 1999, Austar had drawn A$309.0 ($202.7) million on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed a syndicated senior debt facility (the "Saturn Bank Facility") in the amount of NZ$125.0 ($65.4) million to fund the completion of Saturn's network. As of December 31, 1999, Saturn had drawn NZ$109.0 ($57.7) million against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. The interest rate on the debt facility is 3.0% over the current base rate upon draw down and has averaged approximately 8.6%. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

DEBT MATURITIES

The Company's maturities of its other long-term debt are as follows:

     Year ended December 31, 2000.......................  $  1,500
     Year ended December 31, 2001.......................     5,356
     Year ended December 31, 2002.......................    18,069
     Year ended December 31, 2003.......................    62,069
     Year ended December 31, 2004.......................    96,839
     Thereafter.........................................    78,818
                                                          --------
                                                          $262,651
                                                          ========
OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.6) million of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1999, the weighted-average fixed rate under these agreements was 8.0% compared to a weighted-average variable rate on the New Austar Bank Facility of approximately 7.6%. As a result of these swap agreements, interest expense was increased by approximately A$0.9 ($0.6) million during 1999.

In addition, the company has an interest rate swap to manage its exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($31.7) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of December 31, 1999, the average fixed rate under the agreement was 9.3% compared to a weighted-average variable rate of 8.6%. As a result of this swap agreement, interest expense was increased by approximately NZ$0.4 ($0.2) million during 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

11.  RELATED PARTY

Effective May 1, 1996, the Company and United Management, Inc. ("United Management") (formerly known as UIH Management, Inc.), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which United Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, United

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of deemed capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable. For the years ended December 31, 1999, 1998 and 1997, the Company recorded $20.8 million, $4.6 million and $1.9 million, respectively, in corporate general and administrative expense allocated from United and management fees due from the Company to UAP. The December 31, 1999 amount includes $17.6 million of non-cash stock-based compensation expense related to UAP stock appreciation rights.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. For the years ended December 31, 1999, 1998 and 1997, the Company recorded $0.9 million, $0.9 million and $0.8 million, respectively, in related party management fees under these agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO.

Included in the amount due to parent is the following:

                                                                              As of December 31,
                                                                           -------------------------
                                                                              1999           1998
                                                                           ----------     ----------
                                                                                (In thousands)
     United A/P..........................................................   $ 1,977         $ 1,056
     Austar United technical assistance agreement obligations,
      including management fees of $1,200 and $0, respectively...........     2,874               -
     Austar technical assistance agreement obligations, including
      deferred management fees of $9,472 and $5,973, respectively (1)....    13,889           8,347
     Saturn technical assistance agreement obligations...................     1,820               -
     Other...............................................................     1,815             840
                                                                            -------         -------
                                                                             22,375          10,243
          Less current portion...........................................   (12,754)         (3,665)
                                                                            -------         -------
          Total due to parent............................................   $ 9,621         $ 6,578
                                                                            =======         =======

     (1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARY

Variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiary affect the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                              For the Year Ended
                                                              December 31, 1999
                                                              ------------------
                                                                   Austar
                                                                   United
                                                              ------------------
                                                                (In thousands)
     Variable plan accounting for stock options...............     $40,883
     Deferred compensation expense............................     (40,883)
     Amortization of deferred compensation....................      22,540
                                                                   -------
          Total...............................................     $22,540
                                                                   =======

AUSTAR UNITED PLAN

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's IPO date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. In general, the options vest in equal monthly increments over the four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 3,231,428 were available for grant. The Austar United Plan was accounted for as a variable plan prior to the Australian IPO and as a fixed plan effective July 27, 1999. For the year ended December 31, 1999, $4.9 million of compensation expense was recognized under this plan in the statement of operations.

For purposes of the proforma disclosures presented below, Austar United has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

     Risk-free interest rate..................           5.81%
     Expected life............................         7 years
     Expected volatility......................          40.44%
     Expected dividend yield..................              0%

The total fair value of options granted was approximately A$88.0 ($57.7) million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in proforma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of proforma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of the forfeitures and net of actual compensation expense recorded in the statement of operations was nil for the year ended December 31, 1999.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the Austar United Plan is as follows:

                                                                        For the Year Ended
                                                                        December 31, 1999
                                                                ----------------------------------
                                                                   Number           Weighted-
                                                                     of              Average
                                                                   Shares         Exercise Price
                                                                ------------   -------------------
                                                                               (Australian dollars)
     Outstanding at beginning of period......................             -               -
     Granted during the period...............................    25,631,736            2.26
     Cancelled during the period.............................      (102,455)           3.75
     Exercised during the period.............................      (684,250)           1.83
                                                                 ----------

     Outstanding at end of period............................    24,845,031            2.27
                                                                 ==========

     Exercisable at end of period............................    11,564,416            1.90
                                                                 ==========

The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1999 are as follows:

                                                                          For the Year Ended
                                                                          December 31, 1999
                                                                ---------------------------------------
                                                                   Number        Fair       Exercise
     Exercise Price                                              of Options      Value        Price
     --------------                                             ------------- ---------- ---------------
                                                                                      (Australian dollars)
     Less than market price..................................    22,334,236      3.58         1.91
     Equal to market price...................................     3,222,500      2.47         4.70
     Greater than market price...............................        75,000      2.43         4.70
                                                                 ----------
        Total................................................    25,631,736      3.44         2.26
                                                                 ==========

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 1999:

                                                                               Weighted-Average
                                                                 Number of         Remaining        Number of
                                                                  Options      Contractual Life      Options
     Exercise Price (Australian dollars)                        Outstanding         (Years)        Exercisable
     --------------                                             -----------    ----------------    -----------
     $1.80...................................................    20,813,572          9.55           11,171,494
     $4.70...................................................     4,031,459          9.60              392,922
                                                                 ----------                         ----------
        Total................................................    24,845,031          9.56           11,564,416
                                                                 ==========                         ==========

13.   INCOME TAXES

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is included as a member of United's consolidated tax return and, after the offering of the May 1996 Notes, remained a member of the United consolidated group. United and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of United. In general, United is responsible for filing consolidated tax returns and paying the associated taxes, and the Company will reimburse United for the portion of the tax cost relating to the Company and its operations. For financial reporting purposes, the Company accounts for income taxes as if it filed separate income tax returns in accordance with the fundamental provisions of the tax sharing agreement. Any differences in income tax expense (benefit) allocated to the Company by United in accordance with the tax sharing agreement and the income tax expense (benefit) will be accounted for as a deemed capital distribution or contribution. Because the Company holds certain of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income
(loss) generated does not flow through to the Company for U.S. federal and state tax purposes even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax assets have been established for tax basis in excess of the Company's book basis (approximately $18.0 million and $13.0 million as of December 31, 1999 and 1998, respectively) in investments in affiliated companies who, in turn, have equity investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $21.9 million at December 31, 1999, expire beginning in 2014 through 2029. The significant components of the net deferred tax asset are as follows:

                                                                                                      As of December 31,
                                                                                                  -------------------------
                                                                                                     1999           1998
                                                                                                  ----------     ----------
                                                                                                       (In thousands)
     Deferred tax assets:
     --------------------
       Basis differences in property, plant and equipment......................................    $     482      $   1,367
       Accrued interest expense on the Notes...................................................       52,040         32,885
       U.S. tax net operating loss carryforward................................................        8,323          4,615
       Basis difference in marketable equity securities........................................        1,696          1,696
       Tax net operating loss carryforward of consolidated foreign subsidiaries (1)............      156,470        107,856
                                                                                                   ---------      ---------
     Gross deferred tax assets.................................................................      219,011        148,419

     Deferred tax liabilities:
     -------------------------
       Other...................................................................................       (1,014)             -
                                                                                                   ---------      ---------
     Gross deferred tax liabilities............................................................       (1,014)             -
                                                                                                   ---------      ---------
     Valuation allowance for deferred tax assets...............................................     (219,011)      (148,419)
                                                                                                   ---------      ---------
     Deferred tax liabilities, net.............................................................    $  (1,014)     $       -
                                                                                                   =========      =========

     (1)  For   Australian   income  tax  purposes,   the  net  operating   loss
          carryforward may be limited in the event of a change in control of Austar or a change in the business.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                      For the Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                     1999           1998           1997
                                                                                 -------------  -------------- -------------
                                                                                                (In thousands)
     Expected income tax benefit at the U.S. statutory rate of 35.0%............   $ 12,038       $(68,597)      $(58,333)
     Tax effect of permanent and other differences:
       Change in valuation reserve..............................................     66,968         64,624         56,060
       State tax, net of federal benefit........................................      1,032         (6,189)        (5,042)
       International rate differences...........................................      3,325         (1,251)          (615)
       Non-deductible interest accretion on the Notes...........................      1,693          2,605          2,145
       Amortization of outside basis differences................................        788          1,412          1,570
       Amortization of licenses.................................................        923          1,819          1,312
       Gain on issuance of common equity securities by subsidiary...............    (94,377)             -              -
       Non-deductible expenses and other........................................      8,603          5,577          2,903
                                                                                   --------       --------       --------
     Total income tax expense...................................................   $    993       $      -       $      -
                                                                                   ========       ========       ========

14.   SEGMENT INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates its systems. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each country presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization, non-cash general and administrative expense allocated from parent, stock-based compensation charges ("Adjusted EBITDA") and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's segment information is as follows:

                                           For the year ended December 31, 1999                 As of December 31, 1999
                                      ---------------------------------------------   ---------------------------------------------
                                                                                                     Property, Plant
                                      Multichannel                                      Capital       and Equipment,       Total
                                       Television   Telephony    Other      Total     Expenditures         Net             Assets
                                      -----------   ---------   -------   ---------   ------------   ----------------   -----------
                                                       (In thousands)                                 (In thousands)
Revenue:
  Australia.........................   $144,632      $     -     $   -    $144,632      $ 94,513        $123,617          $563,627
  New Zealand.......................      1,279        4,107       734       6,120        23,306          95,777            76,139
  Other.............................          -            -         -           -             -               -            26,825
                                       --------      -------     -----    --------      --------        --------          --------
    Total...........................   $145,911      $ 4,107     $ 734    $150,752      $117,819        $219,394          $666,591
                                       ========      =======     =====    ========      ========        ========          ========
Adjusted EBITDA: (1)
  Australia.........................   $ (4,742)     $     -     $   -    $ (4,742)
  New Zealand.......................       (918)      (1,160)      (47)     (2,125)
  Other.............................          -            -      (169)       (169)
                                       --------      -------     -----    --------
    Total...........................   $ (5,660)     $(1,160)    $(216)   $ (7,036)
                                       ========      =======     =====    ========

                                           For the year ended December 31, 1998                 As of December 31, 1998
                                      ---------------------------------------------   ---------------------------------------------
                                                                                                     Property, Plant
                                      Multichannel                                      Capital       and Equipment,       Total
                                       Television   Telephony    Other      Total     Expenditures         Net             Assets
                                      -----------   ---------   -------   ---------   ------------   ----------------   -----------
                                                       (In thousands)                                 (In thousands)
Revenue:
  Australia.........................   $ 86,408      $     -     $   -    $ 86,408      $ 71,197        $110,351          $181,169
  New Zealand.......................          -            -         -           -             -               -            23,789
  Other.............................      3,411            -         -       3,411           269               -            11,074
                                       --------      -------     -----    --------      --------        --------          --------
    Total...........................   $ 89,819       $    -     $   -    $ 89,819      $ 71,466        $110,351          $216,032
                                       ========      =======     =====    ========      ========        ========          ========
Adjusted EBITDA: (1)
  Australia.........................   $(27,065)     $     -     $   -    $(27,065)
  New Zealand.......................          -            -         -           -
  Other.............................       (101)           -         -        (101)
                                       --------      -------     -----    --------
    Total...........................   $(27,166)     $     -     $   -    $(27,166)
                                       ========      =======     =====    ========


                                           For the year ended December 31, 1997                 As of December 31, 1997
                                      ---------------------------------------------   ---------------------------------------------
                                                                                                     Property, Plant
                                      Multichannel                                      Capital       and Equipment,       Total
                                       Television   Telephony    Other      Total     Expenditures         Net             Assets
                                      -----------   ---------   -------   ---------   ------------   ----------------   -----------
                                                       (In thousands)                                 (In thousands)
Revenue:
  Australia..........................  $ 64,370      $     -     $   -    $ 64,370      $ 84,375        $147,871          $202,325
  New Zealand........................       473            -         -         473        16,258          26,484            43,349
  Other..............................     4,118            -         -       4,118           502           8,746            33,358
                                       --------      -------     -----    --------      --------        --------          --------
    Total............................  $ 68,961      $     -     $   -    $ 68,961      $101,135        $183,101          $279,032
                                       ========      =======     =====    ========      ========        ========          ========
Adjusted EBITDA: (1)
  Australia..........................  $(24,082)     $     -     $   -    $(24,082)
  New Zealand........................    (6,688)           -         -      (6,688)
  Other..............................      (254)           -         -        (254)
                                       --------      -------     -----    --------
    Total............................  $(31,024)     $     -     $   -    $(31,024)
                                       ========      =======     =====    ========

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization, non-cash general and administrative expense allocated from parent and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under U.S. GAAP, or as an indicator of a company's operating performance. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                    For the Year Ended December 31,
                                                                --------------------------------------
                                                                   1999          1998          1997
                                                                ----------    ----------    ----------
                                                                            (In thousands)
     Net operating loss.....................................    $(142,814)    $(133,904)    $(117,856)
     Depreciation and amortization..........................      104,720        97,140        80,802
     Non-cash stock-based compensation expense..............       22,540             -             -
     Non-cash general and administrative expense
       allocation from parent...............................        3,216         4,621         1,949
     Management fees........................................        5,302         4,977         4,081
                                                                ---------     ---------     ---------
          Consolidated Adjusted EBITDA......................    $  (7,036)    $ (27,166)    $ (31,024)
                                                                =========     =========     =========

15.   COMMITMENTS

The Company has MMDS and programming license fees and programming commitments due annually as follows (in thousands):

     Year ended December 31, 2000............................  $ 4,159
     Year ended December 31, 2001............................    4,178
     Year ended December 31, 2002............................    4,178
     Year ended December 31, 2003............................    4,178
     Year ended December 31, 2004............................    4,178
     Thereafter..............................................    7,164
                                                               -------
                                                               $28,035
                                                               =======


The Company has various lease agreements for office space, equipment and vehicles. Rent expense under these lease agreements totaled $4.1 million, $2.6 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has operating lease obligations as follows (in thousands):

     Year ended December 31, 2000............................  $   533
     Year ended December 31, 2001............................      413
     Year ended December 31, 2002............................      215
     Year ended December 31, 2003............................      160
     Year ended December 31, 2004............................      122
     Thereafter..............................................      321
                                                               =======
                                                               $ 1,764
                                                               =======

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A subsidiary of Austar has a five-year agreement with Optus Networks to lease a 54MHz transponder. Pursuant to the agreement, which commenced September 1, 1997, Austar will pay approximately $370 per month in satellite service fees to Optus Networks. Satellite fees payable annually are approximately as follows:

     Year ended December 31, 2000............................  $ 4,440
     Year ended December 31, 2001............................    4,440
     Year ended December 31, 2002............................    2,960
                                                               =======
                                                               $11,840
                                                               =======

16.  CONTINGENCIES

The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

17.   SUBSEQUENT EVENTS

In January 2000, Austar United acquired a 50.0% interest in Massive Media Pty Limited ("Massive Media") which owns 100% of Massive Interactive Pty Limited and 75.0% of Massive Technologies Pty Limited for $4.4 million including $0.6 million in Austar United shares and $3.8 million in cash.

On February 23, 2000, Austar United announced an agreement with Telstra Corporation Limited ("Telstra") the largest telecommunications company in Australia, to form a 50/50 joint venture between Saturn and Telstra's New Zealand operation which will be called Telstra Saturn Limited ("TSL"). This is expected to close by the end of March 2000.

On March 29, 2000, Austar United announced the sale of 20.0 million shares to the public at A$8.50 ($5.15) per share for gross proceeds to the Company of A$170.0 ($103.0) million.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The directors and executive officers of the Company as of March 1, 2000 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of the Board. The number of members on the Company's Board is currently fixed at two.

     Name                            Age        Position
     ----                            ---        --------
     Gene W. Schneider                73        Chairman of the Board
     Michael T. Fries                 37        Director, President and Chief Executive Officer
     John C. Porter                   42        Chief Operating Officer (until August 1999);
                                                  Chief Executive Officer--Austar United
     Bruce Mann                       44        Executive Director--Austar
     Jack B. Matthews                 48        Chief Executive Officer--Saturn

GENE W. SCHNEIDER has served as Chairman of the Board for the Company and UAP since their respective formation dates. He has also been Chairman of the Board of Directors of United since its inception in May 1989 and was a director of United International Holdings, a Colorado general partnership, from September 1989 until its dissolution in December 1993. Mr. Schneider has also served as United's Chief Executive Officer since October 1995 and served as its President from October 1997 until he relinquished the title in September 1998. Mr. Schneider has served as a director of Austar United, a majority-owned subsidiary of the Company, since June 1999. Mr. Schneider served as a member of the Supervisory Board of UPC from July 1995 until February 1999, when he became an advisor to the Board. From May 1989 to November 1991, Mr. Schneider served as Chairman of United Artists Entertainment Company, then the third largest cable television company and the largest theater owner in the world. He was a founder of United Cable Television Corporation in the early 1950's and, as its Chairman and Chief Executive Officer, helped build United Cable into the eighth-largest multiple system operator in the United States prior to its merger with United Artists. He has been active in cable television affairs and has served on the Board of the National Cable Television Association, and on numerous committees and special projects thereof, since the National Cable Television Association's inception in the early 1950's. Mr. Schneider is one of the original inductees into the National Cable Television Association's Cable Television Pioneers. Mr. Schneider is an advisor to the Supervisory Board of UPC and to the Supervisory Board of chello broadband and the Chairman of the Board for Advance Display Technologies, Inc.

MICHAEL T. FRIES has served as a director of the Company and UAP since November 1996. He also serves as the Company's President and Chief Executive Officer. He became a director of United in November 1999 and has also served as President of United since September 1998. Mr. Fries has served as a member of the UPC Supervisory Board since September 1998 and as Chairman of the UPC Supervisory Board since February 1999. He has also served as President and Chief Executive Officer of UAP since June 1995 and December 1995, respectively, and Executive Chairman of Austar United since June 1999. In addition, since September 1998, Mr. Fries has served as the President of United Latin America, Inc. ("ULA"), a wholly owned subsidiary of United. In January 2000, he became a member of the chello broadband N.V. Supervisory Board. From March 1990 to June 1995, Mr. Fries served as Senior Vice President, Development in which capacity he was responsible for managing United's acquisitions and new business development activities, including United's expansion into the Asia/Pacific, Latin America and European markets.

JOHN C. PORTER has served as the Chief Executive Officer and a director of Austar United since June 1999 and also has served as the Managing Director of Austar since February 1997. From January 1997 to August 1999, Mr. Porter served as the Chief Operating Officer of UAP, and from February 1998 to August 1999, he served as Chief Operating Officer of the Company. From 1995 until January 1997, he served as the Chief Operating Officer for Austar, where he was responsible for the roll-out of its business. Prior to joining Austar, Mr. Porter spent over 10 years in various capacities for Time Warner Cable, a subsidiary Time Warner, Inc., most recently as President of its Ohio Division. Mr. Porter has over 17 years management experience in the U.S. pay television industry.

JACK B. MATTHEWS has served as Chief Executive Officer of Saturn since January 1995. Mr. Matthews is responsible for the technical, operating and marketing aspects of the business. Mr. Matthews has served in various general management capacities with several U.S. multiple system operators, including Cox Cable Communications and Continental Cablevision. From August 1993 until joining Saturn, Mr. Matthews was the Vice President-Sales & Marketing of Arrowsmith Technologies, a cable technology company. From 1990 to 1993, Mr. Matthews was the President of COMM/ONE, an entrepreneurial business marketing sophisticated video and voice processing systems. Mr. Matthews has over 14 years of U.S. multi-channel television industry experience.

BRUCE MANN has served as Executive Director of Marketing and Programming of Austar since April 1995 and has also served as a Director of XYZ Entertainment since 1997. From 1994 until joining Austar, Mr. Mann served as President, National Division, of Cross Country Wireless, Inc., a U.S. provider of wireless multi-channel television services. From 1991 to 1994, Mr. Mann served as Vice President-Marketing of Washington Redskins/Jack Kent Cooke Stadium, Inc., specializing in sports and entertainment related promotion, advertising and marketing.

No family relationships exist between any named executive officer or director of the Company.

During the past five years, none of the above directors and executive officers of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

SENIOR MANAGEMENT. The following lists other officers who are not executive officers of the Company but who make significant contributions to the Company and its subsidiaries.

ROBERT J. BIRRELL has served as Chief Financial Officer and Secretary of Austar United since June 1999. Mr. Birrell has also served as Finance Director of Austar since January 1996 and has been involved with the development aspects of its business since April 1994. Prior to joining Austar, Mr. Birrell was involved with various activities in large scale retailing in the Australian marketplace. From 1985 to 1993, Mr. Birrell served with Industrial Equity Limited, an Australian based investment company.

JAMES R. CLARK became a Vice President of the Company and UAP in August 1999. He is also the Vice President of United Latin America, Inc., a wholly-owned subsidiary of United, a position he has held since June 1999. Mr. Clark is responsible for planning, monitoring and reporting on Australasia and Latin America operations for United. From 1997 to May 1999, Mr. Clark served as a Regional Manager of Austar. From January 1996 to 1997, he served as Satellite Operations Manager at Austar. While at Austar, Mr. Clark was responsible for the launching of direct broadcast satellite service in rural Australia. Prior to joining Austar, from 1990 to 1995, he served as Regional Vice President for The Disney Channel where he managed sales and marketing in eight mid-west states of the United States.

VALERIE L. COVER has served as Controller for the Company since its formation in October 1994 and for UAP since January 1997. Ms. Cover is responsible for the accounting and financial reporting functions of the Company. She has served as Controller of United since October 1990 and as a Vice President of United since December 1996. Prior to joining United, she was Director of Corporate Accounting at United Artists from May 1989 until October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

KEVIN ONG has served as Vice President of the Company since May 1996. Mr. Ong is responsible for the finance operations of the Company. Prior to joining United, Mr. Ong served in various financial and senior management positions with U.S. and international cable television operators. From 1988 to 1994, Mr. Ong served as a Director with Jones Intercable, Inc. and the Treasurer of Jones International, Limited, where he was responsible for financial operations and various accounting functions.

ELLEN P. SPANGLER has served as Vice President and Secretary of the Company since July 1997. Ms. Spangler is responsible for the legal operations of the Company. Ms. Spangler has also served as Senior Vice President of Business and Legal Affairs and Secretary of United since December 1996. In February 1999, she also became a member of the Supervisory Board for UPC. From February 1991 to December 1996, Ms. Spangler served as Vice President of United and her responsibilities included business and legal affairs, programming and assisting on development projects.

FREDERICK G. WESTERMAN, III became Vice President of the Company and UAP in August 1999. His responsibilities include oversight and planning of the Company's financial operations and treasury operations. He has also served as United's Chief Financial Officer since June 1999. From December 1997 to June 1999, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for strategic planning, financial analysis, treasury operations, risk management, corporate budgeting and institutional investor relations. From 1993 to September 1997, he served as Vice President of Equity Research for UBS Securities LLC (a subsidiary of Union Bank of Switzerland) where he was responsible for primary research coverage of cable television and satellite communications and secondary coverage of media and entertainment.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

All of the officers of the Company are employed by United, the indirect 100% stockholder of the Company. The Company pays no separate compensation to these officers; however, the Company and United Management are parties to a Management Agreement, pursuant to which the Company pays United Management a management fee for certain services provided to the Company. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP in the UAP Management Agreement. United Management and UAP also became parties to a similar management agreement (the "United Management Agreement") effective March 31, 1997.

Certain members of senior management of Austar and Saturn are U.S. expatriates who are employed by United and have been seconded to the respective operating companies. The respective operating companies reimburse United for compensation paid to these employees. Gene W. Schneider, the Company's Chairman, is also the Chairman and Chief Executive Officer of United and spends only a portion of his time on matters pertaining to the Company and its operations. Michael T. Fries, the Company's President and Chief Executive Officer, is also an officer and employee of United and spends only a portion of his time on matters pertaining to the Company and its operations. The services of Messrs. Schneider and Fries are provided to the Company pursuant to the United Management Agreement. While the Company and its operating companies do not reimburse United directly for a specified portion of the compensation United pays to Messrs. Schneider and Fries, UAP pays a management fee to United under the United Management Agreement for certain services, including those of Messrs. Schneider and Fries, performed on behalf of the Company.

SUMMARY COMPENSATION TABLE
--------------------------

The following table sets forth the aggregate annual compensation paid during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers whose annual salary and bonus exceeded $100,000 for the year ended
December 31, 1999. In addition, the information in this section reflects compensation received by the named executive officers for all services performed for the Company, United, Austar United and their respective affiliates:

                                                                   Compensation Table
                                    ------------------------------------------------------------------------------------
                                                                                           Long-term
                                                 Annual Compensation                   Compensation Awards
                                    ----------------------------------------------     -------------------
                                                                        Other               Securities
                                                                       Annual               Underlying       All Other
                                    Year     Salary       Bonus      Compensation         Options(#)(1)     Compensation
                                    ------  ---------  ----------   --------------      ----------------   -------------
Gene W. Schneider                   1999    $498,548    $      -      $     -            2,568,839 (2)       $6,155 (3)
Chairman of the Board               1998    $450,000    $      -      $ 5,793 (4)          387,500 (5)       $5,512 (3)
                                    1997    $369,904    $      -      $     -              125,000 (6)       $5,398 (3)

Michael T. Fries                    1999    $332,365    $      -      $ 4,496 (4)        6,204,285 (7)       $6,155 (3)
President and Chief Executive       1998    $300,000    $275,000      $31,041 (8)          575,000 (9)       $5,632 (3)
  Officer                           1997    $245,346    $      -      $     -                    -           $5,398 (3)

John C. Porter                      1999    $252,500    $ 32,226      $25,723 (10)       4,880,850 (11)      $5,952 (3)
Chief Operating Officer             1998    $245,913    $ 30,000      $60,081 (12)          50,000 (13)      $5,632 (3)
                                    1997    $218,972    $ 60,000      $47,142 (14)               -           $5,398 (3)

Jack B. Matthews                    1999    $208,481    $ 49,750      $ 7,385 (15)         750,000 (16)      $5,952 (17)
Chief Executive Officer (Saturn)    1998    $155,000    $      -      $19,725 (18)               -           $5,170 (17)
                                    1997    $154,731    $ 29,000      $19,753 (19)           8,000 (20)      $4,854 (17)

Bruce Mann                          1999    $200,000    $ 26,445      $18,188 (21)       3,158,197 (22)      $5,620 (23)
Executive Director (Austar)         1998    $181,457    $ 41,470      $21,839 (24)          40,000 (25)      $5,296 (23)
                                    1997    $160,770    $ 45,900      $24,476 (26)               -           $4,884 (23)

(1) The number of shares underlying options have been adjusted for United's 2-for-1 stock split on November 30, 1999 and the cancellation of options as a result of the cancellation of UAP's stock option plan, which was replaced by the Austar United Option Plan.
(2) Pursuant to United's Employee Plan, Mr. Schneider was granted options to acquire 290,523 shares of Class A Common Stock on December 17, 1999. Pursuant to the Austar United Option Plan, Mr. Schneider was granted options to acquire 2,153,316 shares of Austar United Shares on July 20, 1999. Pursuant to the chello Phantom Stock Option Plan, Mr. Schneider was granted phantom options based on 125,000 shares of chello on June 11, 1999.
(3) Amounts consist of matching employer contributions made by United under United's employee 401(k) plan of $4,800, $4,800 and $4,750 for the years ended December 31, 1999, 1998 and 1997, respectively, with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(4)  Represents the value of personal use of the Company's airplane
(5) Pursuant to United's Employee plan, Mr. Schneider was granted options to acquire 200,000 shares of Class A Common Stock on October 8, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Schneider was granted phantom options based on 187,500 ordinary shares of UPC on September 24, 1998.
(6) Pursuant to the ULA Stock Option Plan, Mr. Schneider was granted phantom options based on 125,000 shares of ULA Class A Common Stock on June 6, 1997.
(7) Pursuant to United's Employee Plan, Mr. Fries was granted options to acquire 100,000 shares of Class A Common Stock on December 17, 1999. Pursuant to the Austar United Option Plan, Mr. Fries was granted options to acquire 6,029,285 shares of Austar United Shares on July 20, 1999. Pursuant to the chello Phantom Stock Option Plan, Mr. Fries was granted phantom options based on 75,000 shares of chello on June 11, 1999.
(8) Amount represents payments for living expense, including rent, relating to foreign assignment of $30,824, and $217 which represents the value of Mr. Fries personal use of the Company's airplane.
(9) Pursuant to United's Employee Plan, Mr. Fries was granted options to acquire 200,000 shares of Class A Common Stock on September 18, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Fries was granted phantom options based on 75,000 ordinary shares of UPC on September 18, 1998. Pursuant to the ULA Stock Option Plan, Mr. Fries was granted phantom options based on 300,000 shares of ULA Class A Common Stock on September 18, 1998.
(10) Amount represents monthly payments for housing allowance of $17,270 and cost of living adjustment of $8,453.
(11) Pursuant to the Austar United Option Plan, Mr. Porter was granted options to acquire 4,880,850 shares of Austar United Shares on July 20, 1999.
(12) Amount represents monthly payments for housing allowance of $46,834 and cost of living adjustment of $13,247.
(13) Pursuant to United's Employee Plan, Mr. Porter was granted options to acquire 50,000 shares of Class A Common Stock on December 18, 1998.
(14) Amount represents monthly payments for housing allowance of $31,211 and cost of living adjustment of $15,931.
(15) Amount represents monthly payments for housing allowance of $4,615 and cost of living adjustment of $2,770.
(16) Pursuant to the Austar United Option Plan, Mr. Matthews was granted options to acquire 750,000 shares of Austar United Shares on July 20, 1999.
(17) Amounts consist of matching employer contributions made by United under United's employee 401(k) plan of $4,800, $4,428 and $4,206 for the years ended December 31, 1999, 1998 and 1997, respectively, with the remainder consisting of term life insurance premiums paid by United for Mr. Matthew's benefit.
(18) Amount represents monthly payments for housing allowance of $4,615 and cost of living adjustment of $15,110.
(19) Amount represents montly payments for housing allowance of $4,615 and cost of living adjustment of $15,138.
(20) Pursuant to United's Employee Plan, Mr. Matthews was granted options to acquire 8,000 shares of Class A Common Stock on December 20, 1997.
(21) Amount represents monthly payments for housing allowance of $12,025 and cost of living adjustment of $6,163.
(22) Pursuant to the Austar United Option Plan, Mr. Mann was granted options to acquire 3,158,197 shares of Austar United Shares on July 20, 1999.
(23) Amounts consist of matching employer contributions made by United under United's employee 401(k) plan of $4,468, $4,464 and $4,236 for the years ended December 31, 1999, 1998 and 1997, respectively, with the remainder consisting of term life insurance premiums paid by United for Mr. Mann's benefit.
(24) Amount represents monthly payments for housing allowance of $12,025 and cost of living adjustment of $9,814.
(25) Pursuant to United's Employee Plan, Mr. Mann was granted options to acquire 40,000 shares of Class A Common Stock on December 18, 1998.
(26) Amount represents monthly payments for housing allowance of $12,025 and cost of living adjustment of $12,451.

OPTION GRANTS TABLE

Messrs. Schneider, Fries, Porter, Mann and Matthews, as employees of United, have been granted options to acquire stock of United and its subsidiaries. The following tables set forth information concerning options to purchase shares of United Class A Common Stock, chello shares and Austar United shares granted to these named executives during 1999 as well as the value of unexercised options held by such executives as of December 31, 1999. Other than an exercise of 280,000 options to acquire shares in Austar United by Mr. Porter, no executive has exercised any options during the year ended December 31, 1999. The Company has not granted any options to acquire its stock.

                                                       Option Grants in Year Ended December 31, 1999(1)
                        ------------------------------------------------------------------------------------------------------------

                                                                                                    Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                                                                                                    of Stock Price Appreciation
                                                 Individual Grants                                     for Option Term (2)
                        -------------------------------------------------------------------  ---------------------------------------
                        Number of       Percentage of
                        Securities      Total Options                  Market
                        Underlying       Granted to                    Price
                         Options        Employees in  Exercise Price  on Grant   Expiration
Name                    Granted (#)      Fiscal Year      ($/Sh)     Date ($/Sh)    Date         0%($)      5%($)         10%($)
----                    -----------     ------------- -------------- ----------- ----------  ----------  -----------   -------------
Gene W. Schneider
 Class A Common Stock...    90,523          5.6%         $ 5.2250      $56.6250  12/17/09    $4,652,882    $7,876,511    $12,822,191
 Class A Common Stock...     1,766          0.1%         $62.2875      $56.6250  12/17/04             -    $   17,628    $    51,051
 Class A Common Stock...   198,234         12.3%         $56.6250      $56.6250  12/17/09             -    $7,059,342    $17,889,760
 chello Shares..........   125,000(3)       6.1%       NLG20.0000    NLG20.0000  06/11/04             -    NLG690,704   NLG1,526,275
 Austar United Shares... 2,153,136(4)(5)    8.4%         A$1.8000      A$4.7000  07/20/09   A$6,244,616  A$12,609,398   A$22,374,223
Michael T. Fries
 Class A Common Stock...   100,000          6.2%         $56.6250      $56.6250  12/17/09             -    $3,561,116    $ 9,024,567
 chello Shares..........    75,000(3)00     3.6%       NLG20.0000    NLG20.0000  06/11/04             -    NLG414,422     NLG915,765
 Austar United Shares... 6,029,285(4)(6)   23.5%         A$1.8000      A$4.7000  07/20/09  A$17,484,927  A$35,306,316   A$62,647,826
John C. Porter
 Austar United Shares... 4,880,850(4)(7)   19.0%         A$1.8000      A$4.7000  07/20/09  A$14,154,465  A$28,581,305   A$50,714,909
Jack B. Matthews
 Austar United Shares...   600,000(4)(8)    2.3%         A$1.8000      A$4.7000  07/20/09   A$1,740,000   A$3,513,483    A$6,234,354
 Austar United Shares...   150,000(4)0      0.6%         A$4.7000      A$4.7000  07/20/09             -     A$443,371    A$1,123,588
Bruce M. Mann
 Austar United Shares... 3,158,197(4)(9)   12.3%         A$1.8000      A$4.7000  07/20/09   A$9,158,771  A$18,493,785   A$32,815,529

(1) Except as otherwise noted, all stock options granted during 1999 vest in 48 equal monthly increments following the date of grant. Vesting of the options granted would be accelerated upon a change of control of United as defined in the respective options plans.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of United's Class A Common Stock, Austar United's ordinary shares and chello broadbands ordinary shares A, respectively, continued employment of the optionee through the term of the options, and other factors.
(3) Shares subject to phantom options, which chello may at its option pay in cash or United, UPC or, if publicly traded, chello shares upon exercise thereof, vest in 48 equal monthly increments from June 11, 1999. The price per share in U.S. dollars is $9.13 and has been determined based on the exchange rate of 2.19 on December 31, 1999.
(4) The price per share in U.S. dollars is $1.18 and has been determined based on the exchange rate of 1.5244 on December 31, 1999.
(5) Vesting from date of grant are: options for 837,399 shares vested immediately; options for 717,177 shares vest over 23 months and options for 598,740 vest over 38 months. Austar United granted accelerated vesting based on the vesting periods of UAP options, which were cancelled in 1999.
(6) Vesting from date of grant are: options for 2,344,726 shares vested immediately; options for 2,008,085 shares vest over 23 months and options for 1,676,474 vests over 38 months. Austar United granted accelerated vesting based on the vesting periods of UAP options, which were cancelled in 1999.
(7) Vesting from date of grant are: options for 2,416,503 shares vested immediately; options for 1,149,440 shares vest over 23 months; options for 956,164 shares vest over 38 months; and options for 358,743 shares vest over 12 months. Austar United granted accelerated vesting based on the vesting periods of UAP options, which were cancelled in 1999.
(8) Vesting from date of grant are: options for 194,447 shares vested immediately, options for 138,887 shares vest over 38 months, options for 166,666 shares vest over 23 months, and options for 250,000 shares vest over 48 months. Austar United granted accelerated vesting based on the vesting periods of UAP options, which were cancelled in 1999.
(9) Vesting from date of grant are: options for 1,485,177 shares vested immediately, 429,076 shares vest over 12 months, 957,003 shares vest over 38 months and 286,941 shares vest over 23 months. Austar United granted accelerated vesting based on the vesting periods of UAP options, which were cancelled in 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION TABLE

The following table sets forth information concerning the exercise of options and concerning unexercised options held by each of the executive officers named in the Summary Compensation Table above as of December 31, 1999.

                                    Aggregated Option Exercises in Year Ended December 31, 1999 and Period-End Option Values
                                 -----------------------------------------------------------------------------------------------

                                                                     Number of Securities            Value of Unexercised
                                                                    Underlying Unexercised               In-the-Money
                                                                     Options at FY-End(#)           Options at FY-End($)(1)
                                 Shares Acquired    Value        ----------------------------   --------------------------------
                                 on Exercise(#)   Realized($)    Exerciseable  Unexerciseable   Exerciseable      Unexerciseable
                                 ---------------  -----------    ------------  --------------   ------------      --------------
Gene W. Schneider
 Class A Common Stock.........         -               -             603,421        391,666     $39,224,077        $15,388,856
 ULA Common Stock.............         -               -              78,125         46,875     $   359,375        $   215,625
 chello Shares................         -               -              15,625        109,375     NLG       -        NLG       -
 Austar United Shares.........         -               -           1,072,091      1,081,225     A$4,609,991        A$4,649,268
 UPC Shares...................         -               -             125,000         62,500     $15,252,165        $ 7,626,082

Michael T. Fries
 Class A Common Stock.........         -               -             387,500        242,500     $25,356,094        $10,718,906
 ULA Common Stock.............         -               -              93,750        206,250     $         -        $         -
 chello Shares................         -               -               9,375         65,625     NLG       -        NLG       -
 Austar United Shares.........         -               -           3,001,854      3,027,431    A$12,907,972       A$13,017,953
 UPC Shares...................         -               -              21,875         53,125     $ 2,653,471        $ 6,444,145

John C. Porter
 Class A Common Stock.........        8,332       $ 265,062            4,168         37,500     $   272,744        $ 2,453,906
 Austar United Shares.........      280,000       A$887,600        2,661,668      1,939,182    A$11,445,172        A$8,338,483

Jack B. Matthews
 Class A Common Stock.........         -               -               8,000           -        $   521,500        $         -
 Austar United Shares.........         -               -             274,993        475,007     A$1,137,157        A$1,652,843

Bruce M. Mann
 Class A Common Stock.........         -               -              10,000         30,000     $   654,375        $ 1,963,125
 Austar United Shares.........         -               -           1,893,091      1,265,106     A$8,140,291        A$5,439,956

(1) The value of the options for Class A Common Stock and UPC Common Stock is based on the closing price of $70.625 per share and $127.50 per share, respectively as reported by NASDAQ on December 31, 1999. The value of the options for Austar United Shares is based on the closing price of A$6.10 per share as reported by the Australian Stock Exchange on December 31, 1999. The values for the phantom options of chello and ULA are based on the fair market value of NLG20.00 and $8.86 per share, respectively, as determined by the Board at or prior to December 31, 1999. In addition, the exercise prices for UPC options have been converted from euros to U.S. dollars based on a conversion rate of 0.9932 on December 31, 1999.

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

Of the persons identified in the Summary Compensation Table, Messrs. Porter, Mann and Matthews continue to have such an employment agreement with United. The agreements with Mr. Porter and Mr. Mann terminate on the 8th of October 2002. Mr. Matthews' agreement terminated January 1, 1999, however a current contract is under negotiation. These employment agreements provide for an annual base salary of $252,500 for Mr. Porter, $200,000 for Mr. Mann and $200,000 for Mr. Matthews, and eligibility for an annual bonus of up to a fixed percentage of the base salary, based on the performance of their respective entities as well as the individual's performance. All are entitled to participate in United employee benefits. In addition, Mr. Matthews is eligible to receive a project award based on company defined targets over the term of his compensation agreement and his base salary is reviewed annually.

COMPENSATION OF DIRECTORS

All of the directors of the Company are also directors or officers of United, UAP and/or officers of the Company. They receive no separate cash compensation for serving as directors of the Company. The Company, however, reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at Board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIOn

The Company's Board of Directors has no separate Compensation Committee as the Company currently does not have any employees. United's Compensation Committee, none of the members of which are employees or executive officers of the Company, determines the compensation of the Company's executive officers in their capacity as employees of United. Directors or executive officers of the Company may serve on the Boards of Directors of Austar, Saturn and XYZ Entertainment and as part of their duties may determine the compensation of those operating companies' employees. None of the employees of such operating companies, however, are directors of the Company.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

As of March 1, 2000, UAP owned 17,810,249 shares of the Company, evidencing over 99.9% of all outstanding common stock. Such percentage is based on 17,810,299 shares of the Company's common stock issued and outstanding on March 1, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

RELATIONSHIP WITH UAP AND UNITED

The Company is currently a direct, majority-owned subsidiary of UAP, which is an indirect, wholly-owned subsidiary of United. The Company's operations to date have been funded by capital contributions from United and UAP, proceeds from the Notes, minority shareholder contributions, subsidiary bank debt and proceeds from the Austar United IPO.

The Company and UAP are parties to the UAP Management Agreement pursuant to which UAP agreed to continue to perform certain administrative, accounting, financial reporting and other services, including office space, for the Company, which has no separate employees of its own. Pursuant to the UAP Management Agreement, the management fee was 0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the UAP Management Agreement by 8.0% per year. The management fee for the first year of the UAP Management Agreement was calculated based on an estimate of staff hours to accomplish the various administrative, account, financial reporting and other services to be provided to the Company under the UAP Management Agreement. The percentage those hours constituted of the respective employees' annual work hours was then multiplied by the employment cost to United for such employees.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO.

TAX SHARING AGREEMENT

The Company is included as a member of United's consolidated tax return and, is a member of the United consolidated group (as long as non-United ownership of the Company does not exceed 20.0%). United and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of United. In general, United is responsible for filing consolidated tax returns and paying the associated taxes and the Company will reimburse United for the portion of the tax cost relating to the Company and its operations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

  (a)(1)  Financial Statements

  Included in PART II of the Report:

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
     UNITED AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       26
     Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................       27
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...............       28
     Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999,
       1998 and 1997..........................................................................................       29
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...............       30
     Notes to Consolidated Financial Statements...............................................................       32

  (a)(2)  Financial Statement Schedules

  Included in PART IV of the Report:

     (i)  Financial Statement Schedules required to be filed

     UNITED AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................      S-1
     Schedule I - Condensed Financial Information of the Registrant (Parent only).............................      S-2

     (ii) Separate Financial Statements and Related Schedules

     None.

     (a)(3)  Exhibits

       3.1    Articles of Incorporation of the Registrant, as amended. (1)

       3.2    Articles of Amendment to Articles of Incorporation of Registrant.

       3.3    By-Laws of the Registrant. (1)

       4.1 The Indenture dated as of May 14, 1996, between the Issuer and American Bank National Association (now known as Firstar Bank of Minnesota N.A. (the "Trustee")) (the "1996 Indenture"). (1)

       4.2 Supplemental Indenture dated as of July 20, 1999, between Issuer and Trustee with respect to the 1996 Indenture. (2)

       4.3 The Indenture dated as of September 23, 1997, between the Issuer and Trustee (the "1997 Indenture"). (3)

       4.4 Supplemental Indenture dated as of July 20, 1999, between Issuer and Trustee with respect to the 1997 Indenture. (2)

       4.5 Warrant Agreement dated as of November 15, 1997, between the Issuer and Trustee. (3)

       4.6 The Articles of Incorporation, as amended, and By-Laws of the Registrant are included as Exhibits 3.1 and 3.2. (1)

       10.1 A$400,000,000 Syndicated Senior Secured Debt Facility Agreement dated April 23, 1999, among Austar Entertainment Pty Limited ("Austar"), Chase Securities Australia Limited, the Guarantors named therein and the financial institutions named therein. (4)

       10.2 Supplemental Deed dated July 15, 1999 between Saturn Communications Limited, as the Borrower ("Saturn"), the guarantors and mortgagors named therein, each financial institution specified as a bank in Schedule 1 attached thereto, and Toronto Dominion Australia Limited, as the Agent ("Agent"). (5)

       10.3 Second Supplemental Deed dated July 29, 1999 between Saturn Communications, the guarantor and mortgagor named therein and Agent. (5)

       10.4 XYZ Shareholders Agreement dated September 6, 1995, among Century United Programming Ventures Pty Limited ("CUPV"), Foxtel Management Pty Limited ("Foxtel"), XYZ Entertainment Pty Limited ("XYZ"), Century United Programming Ventures ("CPVC") and the Issuer. (1)

       10.5   Shareholders   Deed   dated   June   30,   1995,   among   Century
              Communications Corporation, CPVC, United, the Issuer and CUPV. (1)

       10.6 Channel Supply Agreement dated June 30, 1995, among XYZ, CUPV and East Coast Pay Television Pty Limited ("ECT"). (1)

       10.7 Management Agreement dated May 1, 1996, between United Management, Inc. and the Issuer. (1)

       10.8 Tax Allocation Agreement dated May 8, 1996, among United, UAP and the Issuer. (1)

       10.9 Management Services Agreement dated June 24, 1999, between United International Holdings, Inc. doing business as UnitedGlobalCom ("United") and Austar United Communications Ltd. ("Austar United").

       10.10 Registration Rights Agreement dated June 16, 1999 between Austar United and UIH Austar, Inc.

       10.11 Master Seconded Employee Services Agreement dated June 16, 1999, between United and Austar United.

       10.12 General Agreement dated June 16, 1999 between United and Austar United.

       12.1   Statement re: Ratio of Earnings to Fixed Charges.

       21.1   List of Subsidiaries.

       23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United Australia/Pacific, Inc.).

       24.1   Power of Attorney.

       27.1   Financial Data Schedule.

----------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-05017) filed on May 31, 1996.
(2) Incorporated by reference from the Certain Report on Form 8-K (SEC File No. 333-05017) filed on July 28, 1999.
(3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on December 5, 1997.
(4) Incorporated by reference from the Annual Report on Form 10-K of United International Holdings, Inc. for the period ended December 31, 1998 (File No. 0-21974).
(5) Incorporated by reference from Quarterly Report on Form 10-Q (SEC File No. 333-05017) for the quarter ended September 30, 1999, filed on November 15, 1999.

     (b) Reports on Form 8-K filed during the quarter:

         None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United Australia/Pacific, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of United Australia/Pacific, Inc. included in this Form 10-K and have issued our report thereon dated March 29, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP




Denver, Colorado
March 29, 2000


                                              UNITED AUSTRALIA/PACIFIC, INC.
                                                       PARENT ONLY
                                                        SCHEDULE 1
                                    Condensed Financial Information of the Registrant
                                (Stated in thousands, except share and per share amounts)


                                                                                                             As of December 31,
                                                                                                          -------------------------
                                                                                                             1999          1998
                                                                                                          -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............................................................................    $    298      $      -
  Short-term liquid investments........................................................................         497           763
  Related party receivables and costs to be reimbursed.................................................         327           327
  Other current assets.................................................................................          10             3
                                                                                                           --------      --------
     Total current assets..............................................................................       1,132         1,093
  Investments in and advances to affiliated companies, accounted for under the equity method, net......     245,425        52,801
  Deferred financing costs, net of accumulated amortization of $1,927 and $1,215, respectively.........       8,461         9,173
                                                                                                           --------      --------

     Total assets......................................................................................    $255,018      $ 63,067
                                                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Related party payables...............................................................................    $  1,977      $  1,056
  Accounts payable.....................................................................................           -             -
  Accrued liabilities..................................................................................           -             -
                                                                                                           --------      --------
     Total current liabilities.........................................................................       1,977         1,056
Senior discount notes..................................................................................     407,945       356,640
                                                                                                           --------      --------
     Total liabilities.................................................................................     409,922       357,696

Minority interest......................................................................................           -             -
                                                                                                           --------      --------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........           -             -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 and 17,810,249
   shares issued and outstanding, respectively.........................................................         178           178
  Additional paid-in capital...........................................................................     331,688       215,624
  Deferred compensation................................................................................     (18,343)            -
  Accumulated deficit..................................................................................    (445,844)     (481,240)
  Other cumulative comprehensive loss..................................................................     (22,583)      (29,191)
                                                                                                           --------      --------
     Total stockholders' deficit.......................................................................    (154,904)     (294,629)
                                                                                                           --------      --------

   Total liabilities and stockholders' deficit.........................................................    $255,018      $ 63,067
                                                                                                           ========      ========



                                              UNITED AUSTRALIA/PACIFIC, INC.
                                                       PARENT ONLY
                                                        SCHEDULE 1
                               Condensed Information as to the Operations of the Registrant
                                                  (Stated in thousands)

                                                                                                For the Years Ended December 31,
                                                                                            ----------------------------------------
                                                                                               1999           1998           1997
                                                                                            -----------    -----------    ----------
Corporate general and administrative expense, including management
  fees to related party of $921, $853 and $790, respectively.............................    $ (4,301)     $  (5,689)     $  (3,189)
                                                                                             --------      ---------      ---------
     Operating loss......................................................................      (4,301)        (5,689)        (3,189)

Interest income..........................................................................          40             81            643
Interest expense.........................................................................     (52,017)       (48,108)       (38,115)
Other expense, net.......................................................................          (1)          (836)          (559)
                                                                                             --------      ---------      ---------
     Loss before other item..............................................................     (56,279)       (54,552)       (41,220)

Share in results of affiliated companies, net............................................      91,675       (151,739)      (126,836)
                                                                                             --------      ---------      ---------
     Net income (loss)...................................................................    $ 35,396      $(206,291)     $(168,056)
                                                                                             ========      =========      =========

Foreign currency translation adjustments.................................................    $  6,608      $    (227)     $ (30,831)
Unrealized gains on securities:
     Reclassification adjustment for losses included in net income (loss)................           -              -          3,412
                                                                                             --------      ---------      ---------
Comprehensive income (loss)..............................................................    $ 42,004      $(206,518)     $(195,475)
                                                                                             ========      =========      =========

                                              UNITED AUSTRALIA/PACIFIC, INC.
                                                      PARENT ONLY
                                                      SCHEDULE 1
                                 Condensed Information as to the Cash Flows of the Registrant
                                                (Stated in thousands)
                                                                                                       For the Years Ended
                                                                                                           December 31,
                                                                                              -------------------------------------
                                                                                                 1999          1998         1997
                                                                                              ----------    -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................................   $ 35,396     $(206,291)   $(168,056)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Share in results of affiliated companies, net.............................................    (91,675)      151,739      126,836
  Allocation of expense accounted for as capital contributions by parent....................      3,216         4,622        1,949
  Accretion of interest on senior notes and amortization of deferred
   financing costs..........................................................................     52,017        48,108       38,115
  Decrease in related party receivables and other assets....................................        157           603        1,768
  Increase in accounts payable, accrued liabilities and other...............................        921         2,332        2,210
                                                                                               --------     ---------    ---------
Net cash flows from operating activities....................................................         32         1,113        2,822
                                                                                               --------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...................................................          -          (763)     (15,988)
Sale of short-term liquid investments.......................................................        266        12,325       22,303
Investments in and advances to affiliated companies and other investments...................    (29,659)      (72,570)     (61,024)
                                                                                               --------     ---------    ---------
Net cash flows from investing activities....................................................    (29,393)      (61,008)     (54,709)
                                                                                               --------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent................................................................     29,659        58,947        7,863
Proceeds from offering of senior discount notes.............................................          -             -       29,925
Borrowings on related party payable to parent...............................................          -             -        4,999
Deferred financing costs....................................................................          -            (7)        (755)
                                                                                               --------     ---------    ---------
Net cash flows from financing activities....................................................     29,659        58,940       42,032
                                                                                               --------     ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................................        298          (955)      (9,855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................................          -           955       10,810
                                                                                               --------     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................................   $    298     $       -    $     955
                                                                                               ========     =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent..................................................   $ 42,305     $  12,473    $   7,800
                                                                                               ========     =========    =========
Gain on issuance of shares by New Zealand subsidiary........................................   $      -     $       -    $   5,985
                                                                                               ========     =========    =========
Non-cash issuance of warrants to purchase common stock......................................   $      -     $       -    $   3,678
                                                                                               ========     =========    =========
Increase in unrealized loss on investment...................................................   $      -     $       -    $    (985)
                                                                                               ========     =========    =========


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 29th day of March 2000.


                                    United Australia/Pacific, Inc.
                                    a Colorado corporation

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


                                       Title of Position
Signature                           Held With the Registrant
---------                           ------------------------


     *
---------------------------------
Gene W. Schneider                     Chairman of the Board       March 29, 2000

     *
---------------------------------
Michael T. Fries                      Director, President and     March 29, 2000
                                      Chief Executive Officer


/S/ Valerie L. Cover
---------------------------------
Valerie L. Cover                      Controller (Principal
                                      Accounting Officer)         March 29, 2000



*  By:   /S/ Valerie L. Cover
---------------------------------
     Valerie L. Cover
     Attorney-in-fact