Form 10-Q
period 2000-03-31
UIH AUSTRALIA PACIFIC INC
filed 2000-05-15
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_________

                          Commission File No. 333-05017

                         United Australia/Pacific, Inc.
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

The Company has no publicly-traded shares of capital stock. As of May 8, 2000 the Company had 17,810,299 shares of common stock outstanding.


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
                                               ------------------------------

Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited).............     2

     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000
         and 1999 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended March 31, 2000
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and
         1999 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     16
------

Item 3 - Quantitative and Qualitative Disclosure about Market Risk...........................................     22
------




                                                 PART II - OTHER INFORMATION
                                                 ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     24
------



                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                            As of        As of
                                                                                                          March 31,    December 31,
                                                                                                             2000         1999
                                                                                                          ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................................    $  5,068       $  6,028
  Short-term liquid investments.......................................................................     231,775        269,393
  Subscriber receivables, net.........................................................................       7,981          8,177
  Related party receivables...........................................................................       2,390          1,645
  Other receivables...................................................................................       2,853          6,196
  Stock subscription receivable.......................................................................     101,645              -
  Inventory...........................................................................................      13,615         14,193
  Prepaids and other current assets...................................................................       4,235          5,146
                                                                                                          --------     ----------
       Total current assets...........................................................................     369,562        310,778
Investments in and advances to affiliated companies, accounted for under the equity method, net.......      28,757         28,546
Property, plant and equipment, net of accumulated depreciation of $267,378 and $261,891,
  respectively........................................................................................     206,152        219,394
Goodwill and other intangible assets, net of accumulated amortization of $25,047 and $23,536,
  respectively........................................................................................      81,878         91,346
Deferred financing costs, net of accumulated amortization of $5,270 and $4,427, respectively..........      14,783         16,377
Other non-current assets, net.........................................................................       3,041            150
                                                                                                          --------       --------
Total assets..........................................................................................    $704,173       $666,591
                                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable....................................................................................    $  9,376       $ 16,463
  Accrued liabilities.................................................................................      31,181         32,151
  Construction payables...............................................................................       3,670          4,370
  Current portion of due to parent....................................................................      13,547         12,754
  Current portion of notes payable....................................................................       3,004              -
  Current portion of other long-term debt.............................................................       1,011          1,500
                                                                                                          --------       --------
       Total current liabilities......................................................................      61,789         67,238
Due to parent.........................................................................................       8,904          9,621
Senior discount notes.................................................................................     421,895        407,945
Other long-term debt..................................................................................     260,357        261,151
Deferred tax liability................................................................................         938          1,014
Other long-term liabilities...........................................................................       1,388            456
                                                                                                          --------       --------
       Total liabilities..............................................................................     755,271        747,425
                                                                                                          --------       --------

Minority interest in subsidiary.......................................................................      95,960         74,070
                                                                                                          --------       --------

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding..........           -              -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 shares issued and
    outstanding.......................................................................................         178            178
  Additional paid-in capital..........................................................................     331,711        331,688
  Deferred compensation...............................................................................     (16,489)       (18,343)
  Accumulated deficit.................................................................................    (423,249)      (445,844)
  Other cumulative comprehensive loss.................................................................     (39,209)       (22,583)
                                                                                                          --------       --------
       Total stockholders' deficit....................................................................    (147,058)      (154,904)
                                                                                                          --------       --------
       Total liabilities and stockholders' deficit....................................................    $704,173       $666,591
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                           March 31,
                                                                                              -----------------------------------
                                                                                                  2000                  1999
                                                                                              -------------         -------------
Revenue.....................................................................................   $   46,344            $   30,432

System operating expense, including related party expense of $600 and $1,393,
  respectively..............................................................................      (35,617)              (23,233)
System selling, general and administrative expense..........................................      (14,776)              (10,653)
Corporate general and administrative expense, including management fees and allocated
  expense from related party of $236 and $1,008, respectively...............................       (2,719)               (1,029)
Depreciation and amortization...............................................................      (30,027)              (24,461)
                                                                                               ----------            ----------
        Operating loss......................................................................      (36,795)              (28,944)

Gain on issuance of common equity securities by subsidiary..................................       66,772                     -
Interest income.............................................................................        3,148                    33
Interest expense............................................................................      (19,299)              (14,922)
Other expense, net..........................................................................         (182)                 (330)
                                                                                               ----------            ----------
       Income (loss) before income taxes and other items....................................       13,644               (44,163)

Income tax expense..........................................................................          (75)                    -
Minority interest in subsidiary.............................................................        9,607                     -
Share in results of affiliated companies, net...............................................         (581)               (3,372)
                                                                                               ----------            ----------
       Net income (loss)....................................................................   $   22,595            $  (47,535)
                                                                                               ==========            ==========

Foreign currency translation adjustments....................................................   $  (16,626)           $    1,258
                                                                                               ==========            ==========
       Comprehensive income (loss)..........................................................   $    5,969            $  (46,277)
                                                                                               ==========            ==========

Net income (loss) per common share:
       Basic net income (loss)..............................................................   $     1.27            $    (2.67)
                                                                                               ==========            ==========
       Diluted net income (loss)............................................................   $     1.23            $    (2.67)
                                                                                               ==========            ==========

Weighted-average number of common shares outstanding:
       Basic................................................................................   17,810,299            17,810,249
                                                                                               ==========            ==========
       Diluted..............................................................................   18,298,249            17,810,249
                                                                                               ==========            ==========




              The  accompanying notes are an integral part of these condensed consolidated financial statements.


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       (Stated in thousands, except share amounts)
                                                      (Unaudited)


                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1999............. 17,810,299    $178      $331,688     $(18,343)     $(445,844)     $(22,583)     $(154,904)

Cash contributions from parent..........          -       -            23            -              -             -             23

Amortization of deferred compensation...          -       -             -        1,854              -             -          1,854

Net income..............................          -       -             -            -         22,595             -         22,595

Change in cumulative translation
  adjustments...........................          -       -             -            -              -       (16,626)       (16,626)

                                         ==========    ====      ========     ========      =========      ========      =========
Balances, March 31, 2000................ 17,810,299    $178      $331,711     $(16,489)     $(423,249)     $(39,209)     $(147,058)
                                         ==========    ====      ========     ========      =========      ========      =========


(1) As of March 31, 2000, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments only.























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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                  --------------------------------
                                                                                                      2000               1999
                                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................................     $22,595            $(47,535)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary....................................     (66,772)                  -
  Share in results of affiliated companies, net.................................................      (1,508)              1,777
  Minority interest in subsidiaries.............................................................      (9,607)                  -
  Depreciation and amortization.................................................................      30,027              24,461
  Allocation of expense accounted for as capital contributions by parent........................           -                 789
  Stock-based compensation expense..............................................................       2,459                   -
  Accretion of interest on senior notes and amortization of deferred financing costs............      15,010              12,731
  Increase in receivables, net..................................................................      (1,303)               (974)
  (Increase) decrease in other assets...........................................................      (2,210)              2,135
  Increase (decrease) in accounts payable, accrued liabilities and other........................       1,373              (5,612)
                                                                                                     -------            --------
Net cash flows from operating activities........................................................      (9,936)            (12,228)
                                                                                                     -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................    (489,594)             (1,066)
Sale of short-term liquid investments...........................................................     507,753               1,060
Investments in and advances to affiliated companies and acquisition of assets...................      (2,578)             (5,177)
Distribution received from affiliated company...................................................       1,576                   -
Capital expenditures............................................................................     (29,201)            (22,064)
Other...........................................................................................        (387)                852
                                                                                                     -------            --------
Net cash flows from investing activities........................................................     (12,431)            (26,395)
                                                                                                     -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent.....................................................................         23              19,230
Proceeds from issuance of common stock in connection with subsidiary option plan.................        537                   -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility..............................     18,162              18,941
Borrowings on other debt, net....................................................................      3,113                  37
                                                                                                     -------            --------
Net cash flows from financing activities.........................................................     21,835              38,208
                                                                                                     -------            --------

EFFECT OF EXCHANGE RATES ON CASH.................................................................       (428)                406
                                                                                                     -------            --------
DECREASE IN CASH AND CASH EQUIVALENTS............................................................       (960)                 (9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................................      6,028                 181
                                                                                                     -------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................................    $ 5,068            $    172
                                                                                                     =======            ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest...........................................................................    $ 6,018            $  2,311
                                                                                                     =======            ========
Cash received for interest.......................................................................    $ 2,027            $      8
                                                                                                     =======            ========



              The  accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000
                                   (Unaudited)


1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P") a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign pay television, programming and telephone operations. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of March 31, 2000.


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
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              72.3%    *
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
          *                                                         *
          ***********************************************************

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. On July 27, 1999, Austar United acquired from the minority shareholder of Saturn ("SaskTel") its 35.0% interest in Saturn in exchange for 13,659,574 of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. As a result, Saturn is consolidated in these financial statements for the three months ended March 31, 2000. During the first quarter 1999, the Company accounted for its investment in Saturn under the equity method in order to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the Securities and Exchange Commission ("SEC"), because SaskTel had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Upon disconnection of a microwave multi-point distribution system ("MMDS") or direct-to-home ("DTH") subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the unamortized portion of capitalized labor are written off and accounted for as additional depreciation expense. Depreciation is calculated using the straight-line method over the estimated economic life of the asset.

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Austar United stock option plan, which results in compensation expense for the difference between the grant price and the fair market value of Austar United's common stock at each new measurement date for options granted prior to July 27, 1999. With respect to this plan, the rights conveyed to employees are the substantive equivalents to stock appreciation rights.

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock issuances by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic net income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted net income (loss) per share" includes the effects of potentially issueable common stock, but only if dilutive. The Company's warrants (see Note 7) are included in the Company's diluted net income
(loss) per share amounts for first quarter 1999 and 2000.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying U.S. GAAP to selected revenue recognition issues. SAB 101 is effective second quarter 2000. The Company is currently assessing the effect of SAB 101.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS AND OTHER

SECONDARY OFFERING. On March 29, 2000, Austar United sold 20.0 million shares on the Australian Stock Exchange (the "Secondary Offering") at Australian dollars ("A$") 8.50 ($5.20) per share for gross and net proceeds of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively, to be received in April 2000. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, the Company recognized a gain of $66.8 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

Austar United's initial public offering ("Austar United IPO") in July 1999 reduced the Company's ownership interest from 100% to approximately 75.5%. Subsequent stock option exercises and the Secondary Offering reduced the Company's ownership interest to 72.3% as of March 31, 2000. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis was approximately 70.4% at March 31, 2000.

ACQUISITION. Effective January 20, 2000, Austar United acquired a 50.0% interest in Massive Media Pty Limited ("Massive Media") which owns 100% of Massive Interactive Pty Limited and 75.0% of Massive Technologies Pty Limited for A$4.4 ($3.0) million including A$0.6 ($0.4) million in Austar United shares and A$3.8 ($2.6) million in cash.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                            As of March 31, 2000
                                          -------------------------------------------------------------------------------------
                                            Investments in                     Cumulative Share      Cumulative
                                            and Advances to      Dividends      in Results of        Translation
                                          Affiliated Companies   Received    Affiliated Companies    Adjustments      Total
                                          --------------------   ---------   --------------------    -----------   ------------
                                                                             (In thousands)
     XYZ Entertainment...................       $44,306          $(1,576)          $(17,520)            $  692       $25,902
     Other...............................         2,929                -                 34               (108)        2,855
                                                -------          -------           --------             ------       -------
         Total...........................       $47,235          $(1,576)          $(17,486)            $  584       $28,757
                                                =======          =======           ========             ======       =======

                                                                         As of December 31, 1999
                                          ---------------------------------------------------------------------------
                                             Investments in          Cumulative Share      Cumulative
                                             and Advances to           in Results of       Translation
                                          Affiliated Companies     Affiliated Companies    Adjustments      Total
                                         ---------------------     --------------------    -----------   ------------
                                                                             (In thousands)

     XYZ Entertainment..................        $44,306                  $(18,564)           $2,804        $28,546
                                                -------                  --------            ------        -------
         Total..........................        $44,306                  $(18,564)           $2,804        $28,546
                                                =======                  ========            ======        =======

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                     As of          As of
                                                                                   March 31,     December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     Subscriber premises equipment and converters..............................    $266,926        $276,725
     MMDS/DTH distribution facilities..........................................      60,776          64,373
     Cable distribution networks...............................................      89,844          91,298
     Office equipment, furniture and fixtures..................................      30,226          23,111
     Buildings and leasehold improvements......................................       5,647           5,645
     Other.....................................................................      20,111          20,133
                                                                                   --------        --------
                                                                                    473,530         481,285
        Accumulated depreciation...............................................    (267,378)       (261,891)
                                                                                   --------        --------
        Net property, plant and equipment......................................    $206,152        $219,394
                                                                                   ========        ========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                     As of          As of
                                                                                   March 31,     December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     Austar United.............................................................    $106,925        $114,882
        Accumulated amortization...............................................     (25,047)        (23,536)
                                                                                   --------        --------
        Net goodwill and other intangible assets...............................    $ 81,878        $ 91,346
                                                                                   =========       ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.    SENIOR DISCOUNT NOTES

                                                                                     As of          As of
                                                                                   March 31,     December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     May 1996 Notes ...........................................................    $381,992        $369,111
     September 1997 Notes .....................................................      39,903          38,834
                                                                                   --------        --------
        Total senior discount notes............................................    $421,895        $407,945
                                                                                   ========        ========

MAY 1996 NOTES

The 14.0% senior notes, which the Company issued in May 1996 at a discount from their principal amount of $443.0 million (the "May 1996 Notes"), had an accreted value of $382.0 million as of March 31, 2000. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The May 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the May 1996 Notes will accrete to a principal amount of $447.4 million on May 15, 2001, the date cash interest begins to accrue.

SEPTEMBER 1997 NOTES

The 14.0% senior notes, which the Company issued in September 1997 at a discount from their principal amount of $45.0 million (the "September 1997 Notes"), had an accreted value of $39.9 million as of March 31, 2000. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the September 1997 Notes will accrete to a principal amount of $45.4 million on May 15, 2001, the date cash interest begins to accrue.

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

8.   OTHER LONG-TERM DEBT

                                                                                     As of          As of
                                                                                   March 31,     December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     New Austar Bank Facility..................................................   $201,530         $202,703
     Saturn Bank Facility......................................................     56,943           57,685
     Capitalized leases and other..............................................      2,895            2,263
                                                                                  --------         --------
                                                                                   261,368          262,651
        Less current portion...................................................     (1,011)          (1,500)
                                                                                  --------         --------
        Total other long-term debt.............................................   $260,357         $261,151
                                                                                  =========        ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NEW AUSTAR BANK FACILITY

On April 23, 1999, Austar executed a new syndicated senior secured debt facility (the "New Austar Bank Facility") for A$400.0 million to refinance the A$200.0 million existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of March 31, 2000, Austar had drawn A$332.0 ($201.5) million on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed a syndicated senior debt facility (the "Saturn Bank Facility") in the amount of New Zealand dollars ("NZ$")125.0 ($62.2) million to fund the completion of Saturn's network. As of March 31, 2000, Saturn had drawn NZ$115.0 ($56.9) million against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. The interest rate on the debt facility is 2.75% over the current base rate upon draw down and has averaged approximately 8.1%. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($30.4) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($60.7) million of variable rate, long-term debt into fixed rate borrowings. As of March 31, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate on the New Austar Bank Facility of approximately 5.5%.

In addition, the Company has an interest rate swap to manage its exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$75.0 ($37.1) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of March 31, 2000, the average fixed rate under the agreement was 6.3% compared to a weighted-average variable rate of 5.2%.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

9.   RELATED PARTY

Effective May 1, 1996, the Company and United Management, Inc. ("United Management"), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which United Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of deemed capital contributions, based on increased activity at the operating system level. This allocation was discontinued as of January 1, 2000. For the three months ended March 31, 2000 and 1999, the Company recorded $0.2 million in management fees and $1.0 million, respectively, in corporate general and administrative expense allocated from United and management fees due from the Company to UAP.

Effective June 24, 1999, United and Austar United executed a management services agreement pursuant to which United performs certain technical and consulting services in return for a monthly management fee. The monthly fee payable by Austar United to United in 2000 is $0.2 million per month. This amount may be adjusted before January 1 of each year by the board of directors of United but may not increase by more than 15.0% in any one year. This agreement also requires that Austar United reimburse United for all direct and other expenses reasonably incurred by United on behalf of Austar United. The agreement will continue through December 31, 2010.

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. First quarter 1999, the Company recorded $1.4 million in related party management fees under these agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO. Accordingly, the related party management fees recorded first quarter 2000 were eliminated during the Austar United consolidation.

Included in the amount due to parent is the following:

                                                                                     As of          As of
                                                                                   March 31,     December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     United A/P................................................................    $ 2,213         $ 1,977
     Austar United technical assistance agreement obligations, including
      management fees of $1,800 and $1,200, respectively.......................      4,893           2,874
     Austar technical assistance agreement obligations, including deferred
      management fees of $8,765 and $9,472, respectively (1)...................     12,852          13,889
     Saturn technical assistance agreement obligations, including deferred
      management fees of $139 and $149, respectively...........................      1,684           1,820
     Other.....................................................................        809           1,815
                                                                                   -------         -------
                                                                                    22,451          22,375
          Less current portion.................................................    (13,547)        (12,754)
                                                                                   -------         -------
          Total due to parent..................................................    $ 8,904         $ 9,621
                                                                                   =======         =======

     (1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   SEGMENT INFORMATION

The Company's segment information is as follows:

                                                                                                     As of         As of
                                                                                                   March 31,    December 31,
                                           For the Three Months Ended March 31, 2000                 2000          1999
                                --------------------------------------------------------------    ----------   ------------
                                Multi-channel                Internet                               Total         Total
                                 Television     Telephone      Data       Other       Total         Assets        Assets
                                -------------  -----------  ----------  ----------  ----------    ----------   ------------
                                                          (In thousands)
Revenue:
  Australia...................     $40,849       $     -      $     8     $   599      $41,456      $570,843      $563,627
  New Zealand.................         844         3,166          878           -        4,888       106,980        76,139
  Other.......................           -             -            -           -           -         26,350        26,825
                                   -------       -------      -------     -------      -------      --------      --------
    Total.....................     $41,693       $ 3,166      $   886     $   599      $46,344      $704,173      $666,591
                                   =======       =======      =======     =======      =======      ========      ========

Adjusted EBITDA: (1)
  Australia...................     $ 1,192       $   (37)     $(1,721)    $(1,777)     $(2,343)
  New Zealand.................        (253)         (357)         248      (1,344)      (1,706)
  Other.......................           -             -            -        (260)        (260)
                                   -------       -------      -------     -------      =======
    Total.....................     $   939       $  (394)     $(1,473)    $(3,381)     $(4,309)
                                   =======       =======      =======     =======      =======


                              For the Three Months Ended March 31, 1999
                              -----------------------------------------
                                Multi-channel
                                Television        Other        Total
                              ----------------  ---------   -----------
                                           (In thousands)
Revenue:
  Australia..................      $30,432       $     -      $30,432
  New Zealand................            -             -            -
  Other......................            -             -            -
                                   -------       -------      -------
    Total....................      $30,432       $     -      $30,432
                                   =======       =======      =======

Adjusted EBITDA: (1)
  Australia..................      $(3,454)      $     -      $(3,454)
  Other......................            -        (1,029)      (1,029)
                                   -------       -------      -------
    Total...................       $(3,454)      $(1,029)     $(4,483)
                                   =======       =======      =======

(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus, to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under U.S. GAAP, or as an indicator of a company's operating performance. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                               For the Three Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                  2000             1999
                                                                               ----------       ----------
                                                                                      (In thousands)
     Net operating loss.......................................................  $(36,795)        $(28,944)
     Depreciation and amortization............................................    30,027           24,461
     Non-cash stock-based compensation expense................................     2,459                -
                                                                                --------         --------
          Consolidated Adjusted EBITDA........................................  $ (4,309)        $ (4,483)
                                                                                ========         ========

12.   SUBSEQUENT EVENTS

On April 6, 2000, Austar United closed an agreement with Telstra Corporation Limited ("Telstra") the largest telecommunications company in Australia, to form a 50/50 joint venture between Saturn and Telstra's New Zealand operation which will be called Telstra Saturn Limited ("TSL").

In April 2000, Saturn purchased Paradise Net Limited an Internet Service Provider ("ISP") that has 33,000 subscribers, primarily residential, throughout New Zealand for approximately NZ$20.0 ($9.9) million.

In April 2000, Austar United purchased Artson Pty Limited an ISP that trades under the name "On the Net" for A$6.0 ($3.5) million and operates on the Gold Coast in Queensland.

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

INTRODUCTION

As of March 31, 2000, through Austar United we held (i) an effective 72.3% economic interest in Austar, (ii) a 72.3% interest in Saturn and (iii) a 36.2% interest in XYZ Entertainment. We decreased our interest in Austar United from 100% to approximately 75.5% in connection with the July 1999 Austar United IPO. Subsequent stock option exercises and the Secondary Offering in March 2000 reduced our ownership interest to 72.3% as of March 31, 2000 (70.4% on a fully diluted basis after vested employee options).

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

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                           As of March 31, 2000
                                                 ----------------------------------------------------------------------
                                                  Television                    Basic                        Economic
                                                   Homes in       Homes      Subscribers/        Basic       Ownership
                                                 Service Area     Passed        Lines         Penetration    Interest
                                                 ------------    ---------   -------------    ------------   ---------
Multi-channel TV subscribers:
  Austar.........................................  2,085,000     2,083,108     389,816           18.7%         72.3%
  Saturn.........................................    141,000        87,319      17,811           20.4%         72.3%
                                                   ---------     ---------     -------
       Total.....................................  2,226,000     2,170,427     407,627
                                                   ---------     ---------     -------
Telephone lines:
  Saturn.........................................    141,000        95,397      28,095           29.5%         72.3%
                                                   ---------     ---------     -------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A     963,000(1)          N/A         36.2%
                                                   ---------     ---------     -------

Data subscribers:
  Saturn (2).....................................    141,000        95,397       8,485            8.9%         72.3%
                                                   ---------     ---------     -------


                                                                           As of March 31, 1999
                                                 ----------------------------------------------------------------------
                                                  Television                    Basic                        Economic
                                                   Homes in       Homes      Subscribers/        Basic       Ownership
                                                 Service Area     Passed        Lines         Penetration    Interest
                                                 ------------    ---------   -------------    ------------   ---------

Multi-channel TV subscribers:
  Austar.........................................  2,085,000     2,083,108     311,119           14.9%        100.0%
  Saturn.........................................    141,000        56,249       7,570           13.5%         65.0%
                                                   ---------     ---------     -------
       Total.....................................  2,226,000     2,139,357     318,689
                                                   ---------     ---------     -------

Telephone lines:
  Saturn.........................................    141,000        53,257      14,902           28.0%         65.0%
                                                   ---------     ---------     -------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A     750,400(1)          N/A         25.0%
                                                   ---------     ---------     -------

Data subscribers:
  Saturn.........................................    141,000        53,257         900            1.7%         65.0%
                                                   ---------     ---------     -------

(1) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had invested approximately $491.4 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO or Secondary Offering, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                                            As of
                                                                                          March 31,
     Sources of Fundings:                                                                    2000
                                                                                         -----------
                                                                                        (In thousands)
     Senior discount notes proceeds, net of offering costs...........................     $244,652
     Cash contributions and other equity from parent (1) (2) (3).....................      239,648
     Cash received for interest......................................................        7,083
                                                                                          --------
          Total......................................................................     $491,383
                                                                                          ========

                                                                                            As of
                                                                                         December 31,
     Uses of Fundings:                                                                       1999
                                                                                         ------------
                                                                                        (In thousands)
     Austar (1)......................................................................     $349,429
     Saturn..........................................................................       44,612
     XYZ Entertainment (2)...........................................................       41,553
     Other (3).......................................................................       55,789
                                                                                          --------
          Total......................................................................     $491,383
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

We had $236.8 million of cash, cash equivalents and short-term liquid investments on hand as of March 31, 2000. On March 29, 2000, we priced the Secondary Offering of 20.0 million shares at A$8.50 ($5.20) per share for gross and net proceeds (to be received in April 2000) of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. These proceeds, in addition to borrowing capacity on the New Austar Bank Facility and Saturn Bank Facility and the proceeds from the Austar United IPO, will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000

Cash and cash equivalents decreased $0.9 million from $6.0 million as of December 31, 1999 to $5.1 million as of March 31, 2000. Principal sources of cash during the three months ended March 31, 2000 included the sale of short-term liquid investments of $507.8 million, borrowings on the Austar and Saturn Bank Facilities of $18.2 million, borrowings on other debt of $3.1 million, distribution from affiliated company of $1.6 million and other sources totaling $0.5 million.

During the three months ended March 31, 2000, cash was used principally for the purchase of short-term liquid investments of $489.6 million, the purchases of property, plant and equipment totaling $29.2 million as Austar and Saturn continue to expand their businesses into the data market, the funding of operating activities of $9.9 million and investments in and advances to affiliated companies of $2.6 million and other uses totaling $0.8 million.

FOR THE THREE MONTHS ENDED MARCH 31, 1999

Cash and cash equivalents remained the same at $0.2 million as of March 31, 1999 and December 31, 1998. Principal sources of cash during the three months ended March 31, 1999 included cash contributions from parent of $19.2 million, borrowings on other debt of $18.9 million and other sources totaling $2.4 million.

During the three months ended March 31, 1999, cash was used principally for purchases of property, plant and equipment totaling $22.0 million to continue new subscriber connections at Austar and the build-out of existing projects, the funding of operating activities of $12.2 million, investments in and advances to affiliated companies of $5.2 million and other uses of $1.1 million.

RESULTS OF OPERATIONS

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. These rates and the spot rates for the end of each period are listed below.

                                                            Australian
                                                              Dollars
                                                            ----------
     For the three months ended March 31, 2000.............   1.5898
     For the three months ended March 31, 1999.............   1.5729
     Spot rate as of March 31, 2000........................   1.6474
     Spot rate as of December 31, 1999.....................   1.5244

REVENUE. Our revenue increased $15.9 million for the three months ended March 31, 2000 compared to the amount for the corresponding period in the prior year as follows:

                                                     For the Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
                                                            (In thousands)
     Austar United................................    $46,344          $30,432
                                                      -------          -------
          Total revenue...........................    $46,344          $30,432
                                                      =======          =======

AUSTAR UNITED

Revenue for Austar United increased $15.9 million, or 52.3%, from $30.4 million for the three months ended March 31, 1999 to $46.3 million for the three months ended March 31, 2000. On a functional currency basis, Austar United's revenue increased A$25.4 million, from A$47.9 million for the three months ended March 31, 1999 to A$73.3 million for the three months ended March 31, 2000, a 53.0% increase. The increase in multi-channel television revenue of approximately $11.3 million was primarily due to Austar's subscriber growth (389,816 at March 31, 2000 compared to 311,119 at March 31, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of A$53.42 ($33.60) for the three months ended March 31, 2000 compared to A$50.46 ($31.74) for the same period in the prior year. The remaining increase of approximately $4.6 million in telephone and other revenue was primarily due to the consolidation of Saturn beginning August 1, 1999.

ADJUSTED EBITDA. Adjusted EBITDA loss decreased $0.2 million for the three months ended March 31, 2000 compared to the corresponding amount in the prior year as follows:

                                                     For the Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
                                                            (In thousands)

     Austar United................................    $(4,049)         $(3,454)
     Other........................................       (260)          (1,029)
                                                      -------          -------
          Total Adjusted EBITDA...................    $(4,309)         $(4,483)
                                                      =======          =======

AUSTAR UNITED

Austar United's Adjusted EBITDA loss increased by $0.5 million, or 14.3%, from negative $3.5 million for the three months ended March 31, 1999 to negative $4.0 million for the three months ended March 31, 2000. On a functional currency basis, Austar United's Adjusted EBITDA loss increased by A$1.1 million, or 20.4%, from negative A$5.4 million for the three months ended March 31, 1999 to negative A$6.5 million for the three months ended March 31, 2000. The multi-channel television Adjusted EBITDA improved by $4.4 million from year to year due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the national customer operations center, corporate management staff and media-related marketing costs. This improvement was offset by increased expenses related to the Internet data businesses and the consolidation of Saturn beginning August 1, 1999.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Our corporate general and administrative expense increased $1.7 million from $1.0 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000. This increase was primarily attributable to a stock-based compensation charge of $2.5 million from the Austar United stock option plan established in June 1999 ("Austar United Plan") for the three months ended March 31, 2000. There was no stock-based compensation charge in first quarter 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.5 million for the three months ended March 31, 2000 compared to the amount for the corresponding period in the prior year as follow:

                                                          For the Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                             2000             1999
                                                          ----------       ----------
                                                                (In thousands)
     Austar United.......................................  $30,027           $24,461
                                                           -------           -------
          Total depreciation and amortization expense....  $30,027           $24,461
                                                           =======           =======

AUSTAR UNITED

Depreciation and amortization expense for Austar United increased $5.5 million, or 22.4%, from $24.5 million for the three months ended March 31, 1999 to $30.0 million for the three months ended March 31, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$10.4 million, from A$37.1 million for the three months ended March 31, 1999 to A$47.5 million for the three months ended March 31, 2000, a 28.0% increase. The U.S. dollar increase was negatively impacted by $0.2 million due to fluctuation in exchange rates between the three months ended March 31, 2000 and 1999. This increase is due to the consolidation of Saturn as of August 1, 1999.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. On March 29, 2000, Austar United successfully completed the Secondary Offering selling 20.0 million shares on the Australian Stock Exchange raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST INCOME. Interest income increased $3.1 million from nil for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000. The increase was attributable to the increase in short-term liquid investment balances due to the Austar United IPO.

INTEREST EXPENSE. Interest expense increased $4.4 million for the three months ended March 31, 2000 compared to the amounts for the corresponding period in the prior year. This increase was primarily due to increased interest expense related to the Austar Bank Facility of $4.9 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively due to higher loan balances in 2000 and the consolidation of Saturn.

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of losses was $9.6 million for the three months ended March 31, 2000. Austar United's IPO (July 1999) and its Secondary Offering (March 2000) reduced our ownership to 72.3% as of March 31, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of income (losses) before arriving at net income (loss).

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $0.6 million and $3.4 million for the three months ended March 31, 2000 and 1999, respectively, as follows:

                                                             For the Three Months Ended
                                                                       March 31,
                                                             ---------------------------
                                                                2000             1999
                                                             ----------       ----------
                                                                   (In thousands)
     XYZ Entertainment......................................   $(615)           $(1,402)
     Saturn (1).............................................       -             (1,970)
     Other..................................................      34                 .-
                                                               -----            -------
          Total share in results of affiliated companies....   $(581)           $(3,372)
                                                               =====            =======

          (1) During first quarter 1999, the equity method of accounting was used to account for Saturn's results due to certain minority shareholder rights. Effective August 1, 1999, we increased our ownership to 100% and began consolidating its results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------

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

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates.

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

                                                                             As of March 31, 2000
                                                                       -------------------------------
                                                                        Book Value         Fair Value
                                                                       -------------       -----------
                                                             (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
   Fixed rate USD denominated Notes...........................           $421,895            $452,205
      Average interest rate...................................               14.0%               12.1%
   Variable rate NZ$ denominated Saturn Bank Facility.........           $ 56,943            $ 56,943
      Average interest rate...................................                7.4%                7.4%
   Variable rate A$ denominated New Austar Bank Facility......           $201,530            $201,530
      Average interest rate...................................                7.9%                7.9%


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

                                                                          As of March 31, 2000
                                              ------------------------------------------------------------------------------
                                               2000       2001       2002       2003       2004     Thereafter      Total
                                              -------   --------   --------   --------   --------   -----------   ----------
                                                             (U.S. dollars, in thousands, except interest rates)
Long-term and short-term debt:
  Fixed rate USD denominated Notes............ $  -       $  -      $    -    $     -    $     -     $421,895      $421,895
  Variable rate NZ$ denominated Saturn
    Bank Facility............................. $  -       $569      $4,555    $ 8,200    $11,389     $ 32,230      $ 56,943
  Variable rate A$ denominated New
    Austar Bank Facility...................... $  -       $  -      $7,054    $93,330    $89,319     $ 11,827      $201,530

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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($30.4) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($60.7) million of variable rate, long-term debt into fixed rate borrowings. As of March 31, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of 5.5%.

In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($30.1) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of March 31, 2000, the average fixed rate under the agreement was 6.3% compared to a weighted-average variable rate of 5.2%.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits

      10.1 Shareholders Agreement dated April 6, 2000, among Telstra Corporation Limited ("TCL"), Telstra Holdings Pty Limited ("THPL"), Austar United Communications Limited ("AUCL"), Saturn Holdings Company Pty Ltd. ("Saturn NZ") and Saturn Communications Limited ("Saturn").

      10.2     Merger Agreement dated April 6, 2000, between THPL and Saturn.

      10.3     Warranty Agreement dated  April 6, 2000,  between  TCL  and AUCL.

      10.4     Offer to Acquire  Shares dated April 6, 2000,  between Saturn and
               THPL.

      27.1     Financial Data Schedule


(b) Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



United Australia/Pacific, Inc.



Date:       May 15, 2000
           -----------------------------------

By:        /s/ Valerie L. Cover
           -----------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)