Form 10-Q/A
period 1999-06-30
UIH AUSTRALIA PACIFIC INC
filed 2000-08-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A No. 1

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
------


                                                 UIH AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                               As of        As of
                                                                                                             June 30,   December 31,
                                                                                                               1999         1998
                                                                                                             --------   ------------
ASSETS
Current assets:
 Cash and cash equivalents............................................................................      $    138      $    181
 Short-term liquid investments........................................................................           769           763
 Subscriber receivables, net..........................................................................         5,909         6,322
 Related party receivables............................................................................         1,893           746
 Prepaids and other current assets....................................................................         4,469         5,351
                                                                                                            --------      --------
     Total current assets.............................................................................        13,178        13,363
Investments in and advances to affiliated companies, accounted for under the equity method, net.......        53,432        24,597
Property, plant and equipment, net of accumulated depreciation of $208,373 and $147,511,
 respectively.........................................................................................       133,540       122,968
Goodwill and other intangible assets, net of accumulated amortizaton of $21,822 and $17,512,
 respectively.........................................................................................        40,437        42,559
Deferred financing costs, net of accumulated amortization of $6,463 and $3,237, respectively..........        17,068        11,675
Other non-current assets, net.........................................................................         2,880           870
                                                                                                            --------      --------
     Total assets.....................................................................................      $260,535      $216,032
                                                                                                            ========      ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts payable.....................................................................................      $  5,618      $  5,426
 Accrued liabilities..................................................................................        23,441        28,522
 Construction payables................................................................................           316         1,076
 Current portion of due to parent.....................................................................         6,500         3,665
 Short-term debt......................................................................................             -        36,738
 Current portion of other long-term debt..............................................................         1,850         2,189
                                                                                                            --------      --------
     Total current liabilities........................................................................        37,725        77,616

Due to parent.........................................................................................        10,379         6,578
Senior discount notes.................................................................................       381,420       356,640
Other long-term debt..................................................................................       168,632        68,086
Other long-term liabilities...........................................................................         2,057         1,741
                                                                                                            --------      --------
     Total liabilities................................................................................       600,213       510,661
                                                                                                            --------      --------
Minority interest in subsidiary.......................................................................         2,774             -

Stockholder's deficit:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........             -             -
 Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 shares
  issued and outstanding..............................................................................           178           178
 Additional paid-in capital...........................................................................       264,225       215,624
 Accumulated deficit..................................................................................      (581,044)     (481,240)
 Other cumulative comprehensive loss..................................................................       (25,811)      (29,191)
                                                                                                            --------      --------
     Total stockholder's deficit......................................................................      (342,452)     (294,629)
                                                                                                            --------      --------
     Total liabilities and stockholder's deficit......................................................      $260,535      $216,032
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


                                                 UIH AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                    For the Three Months Ended     For the Six Months Ended
                                                                               June 30,                     June 30,
                                                                    --------------------------    --------------------------
                                                                       1999            1998          1999            1998
                                                                    ----------      ----------    ----------      ----------
Revenue........................................................     $   34,388      $   20,310    $   64,820      $   40,763

System operating expense, including related party expense
 of $2,131, $961, $3,524 and $1,934, respectively..............        (24,212)        (17,428)      (47,445)        (29,751)
System selling, general and administrative expense.............        (11,688)        (11,550)      (22,341)        (21,922)
Corporate general and administrative expense, including
 allocated expense from related party of $18,640, $1,987,
 $19,648 and $4,347, respectively..............................        (18,748)         (2,064)      (19,777)         (4,529)
Depreciation and amortization..................................        (25,482)        (23,226)      (49,943)        (50,635)
                                                                    ----------      ----------    ----------      ----------
     Net operating loss........................................        (45,742)        (33,958)      (74,686)        (66,074)

Gain on sale of stock by subsidiary............................         22,298               -        22,298               -
Interest income................................................             34              26            67             126
Interest expense, including related party expense of $0,
 $306, $0 and $623, respectively...............................        (18,115)        (14,179)      (33,037)        (27,295)
Other expense, net.............................................         (5,436)           (868)       (5,766)         (1,164)
                                                                    ----------      ----------    ----------      ----------
     Net loss before other items...............................        (46,961)        (48,979)      (91,124)        (94,407)

Share in results of affiliated companies, net..................         (5,308)         (1,247)       (8,680)         (3,536)
                                                                    ----------      ----------    ----------      ----------
     Net loss..................................................     $  (52,269)     $  (50,226)   $  (99,804)     $  (97,943)
                                                                    ==========      ==========    ==========      ==========
Basic and diluted loss per common share........................     $    (2.93)     $    (3.62)   $    (5.60)     $    (7.06)
                                                                    ==========      ==========    ==========      ==========
Weighted-average number of common shares outstanding...........     17,810,249      13,864,941    17,810,249      13,864,941
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

                                                    UIH AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                            (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                                                                           Other
                                             Common Stock      Additional                Cumulative          Total
                                         --------------------   Paid-In    Accumulated  Comprehensive    Comprehensive
                                           Shares      Amount   Capital      Deficit       Loss(1)           Loss         Total
                                         ----------  --------  ----------  -----------  ---------------  -------------  ---------
Balances, December 31, 1998...........   17,810,249   $178     $215,624    $(481,240)    $(29,191)         $      -    $(294,629)

Cash contributions from parent........            -      -       29,403            -            -                 -       29,403
Non-cash contributions from parent....            -      -       19,198            -            -                 -       19,198
Net loss..............................            -      -            -      (99,804)           -           (99,804)     (99,804)
Change in cumulative translation
 adjustments..........................            -      -            -            -        3,380             3,380        3,380
                                         ----------   ----     --------    ---------     --------          --------    ---------
Balances, June 30, 1999...............   17,810,249   $178     $264,225    $(581,044)    $(25,811)         $(96,424)   $(342,452)
                                         ==========   ====     ========    =========     ========          ========    =========


(1) As of June 30, 1999, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments.














                  The accompanying  notes are an integral part of this condensed consolidated financial statement.


                                                    UIH AUSTRALIA/PACIFIC, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Stated in thousands)
                                                            (Unaudited)
                                                                                                      For the Six Months Ended
                                                                                                               June 30,
                                                                                                 ----------------------------------
                                                                                                    1999                    1998
                                                                                                 ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................................      $ (99,804)               $(97,943)
Adjustments to reconcile net loss to net cash flows from operating activities:
 Depreciation and amortization.............................................................         49,943                  50,635
 Gain on sale of stock by subsidiary.......................................................        (22,298)                      -
 Share in results of affiliated companies, net.............................................          2,993                   3,536
 Allocation of expense accounted for as capital contributions by parent....................         19,198                   3,932
 Accretion of interest on senior notes and amortization of deferred financing costs........         27,734                  23,786
 Decrease (increase) in subscriber receivables.............................................            950                  (1,051)
 Increase in related party receivables.....................................................           (885)                   (315)
 Decrease (increase) in other assets.......................................................          3,347                  (1,759)
 Increase in technical assistance agreement payables.......................................          5,447                   4,885
 (Decrease) increase in accounts payable, accrued liabilities and other....................         (7,716)                    359
                                                                                                 ---------                --------
Net cash flows from operating activities...................................................        (21,091)                (13,935)
                                                                                                 ---------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments..................................................         (1,066)                      -
Sale of short-term liquid investments......................................................          1,060                  12,325
Investments in and advances to affiliated companies........................................         (5,177)                 (7,139)
Deconsolidation of New Zealand subsidiary..................................................              -                  (9,881)
Purchase of property, plant and equipment..................................................        (46,797)                (23,343)
Decrease in construction payables..........................................................           (829)                 (1,991)
                                                                                                 ---------                --------
Net cash flows from investing activities...................................................        (52,809)                (30,029)
                                                                                                 ---------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from parent.............................................................         29,403                  31,945
Borrowings on the Austar Bank Facility.....................................................         19,372                       -
Borrowings on the New Austar Bank Facility.................................................        162,081                       -
Payment of the Austar Bank Facility........................................................       (129,149)                      -
Payments on capital leases and other debt..................................................           (281)                   (323)
Deferred financing costs...................................................................         (7,937)                      -
                                                                                                 ---------                --------
Net cash flows from financing activities...................................................         73,489                  31,622
                                                                                                 ---------                --------
EFFECT OF EXCHANGE RATES ON CASH...........................................................            368                     749
                                                                                                 ---------                --------
DECREASE IN CASH AND CASH EQUIVALENTS......................................................            (43)                (11,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................            181                  12,344
                                                                                                 ---------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................      $     138                $    751
                                                                                                 =========                ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash received for interest.................................................................      $      10                $    139
                                                                                                 =========                ========
Cash paid for interest.....................................................................      $   7,265                $  2,509
                                                                                                 =========                ========
DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital............................................................................      $       -                $  4,159
Property, plant and equipment..............................................................              -                 (26,484)
Goodwill and other intangible assets.......................................................              -                  (2,805)
Notes payable and other debt...............................................................              -                   3,833
Minority interest..........................................................................              -                  11,416
                                                                                                 ---------                --------
Total cash relinquished....................................................................      $       -                $ (9,881)
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

                           UIH AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UIH Australia/Pacific, Inc. (the "Company" or "UIH A/P"), a wholly-owned subsidiary of UIH Asia/Pacific Communications, Inc. ("UAP" or "UIH A/P"), which is in turn an indirect 98.0%-owned subsidiary of UnitedGlobalCom, Inc. ("United"), (formerly known as United International Holdings, Inc.) was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of June 30, 1999.

          ***********************************************************
          *                                                         *
          *                          United                         *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                                 98.0% *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *                                                         *
          *                     The Company(1)                      *
          *                                                         *
          ***********************************************************
                                       *
                                 91.7% *
          ***********************************************************
          *                                                         *
          *                  United Austar, Inc. (2)                *
          *                                                         *
          ***********************************************************
                                       *
                                100%   *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                 ("Austar United")(3)                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * CTV Pty Limited and STV Pty Limited                     *
          *  (collectively, "Austar")                      100.0%   *
          * United Wireless Pty Limited ("United                    *
          *  Wireless")                                    100.0%   *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                50.0%(4)*
          *New Zealand:                                             *
          * Saturn Communications Limited ("Saturn")        65.0%(5)*
          *                                                         *
          ***********************************************************

(1) The Company also holds an up to 90.0% economic interest in Telefenua S.A. ("Telefenua") in Tahiti.
(2) United Austar, Inc. is a holding company for UIH A/P's investment in Austar United Communications Limited.
(3) In June 1999, the Company's interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United (see Note 11).
(4) In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc. increasing the Company's interest in XYZ Entertainment to 50.0%.
(5)  Austar United acquired the remaining 35.0% interest in Saturn in July 1999.

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

RESTATEMENT

In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% direct ownership interest in United Austar, Inc., increasing the Company's interest in XYZ Entertainment to 50.0%. Based on the carrying value of the Company's investment in United Austar, Inc., the Company recognized a gain of $22.3 million from the resulting step-up in the carrying amount of the Company's investment in United Austar, Inc., in accordance with SAB 51. This transaction was previously accounted for as a contribution of capital rather than a sale of subsidiary stock. Net loss as restated decreased to $52.3 and $99.8 million from $74.6 and $122.1 million as previously reported for the three and six months ended June 30, 1999, respectively. Basic and diluted net loss per share as restated decreased to $2.93 and $5.60 from $4.19 and $6.86 as previously reported for the three and six months ended June 30, 1999, respectively.

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
                                 =======                 ========              =======        =======          =======

     (1) In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% direct ownership interest in United Austar, Inc. at its carrying value of $25.1 million.
     (2) The Company has reserved the remaining balance of the Telefenua investment of $4.4 million due to the uncertainty of realization.

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

8.   RELATED PARTY

Effective May 1, 1996, the Company and UIH Management, Inc. ("UIH Management"), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which UIH Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, UIH Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of capital contributions, based on increased activity at the operating system level. Management believes that this method of allocating costs is reasonable. For the six months ended June 30, 1999 and 1998, the Company recorded $19.6 million and $4.3 million, respectively, in corporate general and administrative expense allocated from United and management fees. The June 30, 1999 amount includes $17.6 million of non-cash stock-based compensation expense related to UAP stock appreciation rights, $1.6 million of other corporate general and administrative

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense and $0.4 million in related party management fees due from the Company to UAP. The June 30, 1998 amount includes $3.9 million of corporate general and administrative expense and $0.4 million in related party management fees due from the Company to UAP.

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

9.   COMPREHENSIVE LOSS

                                                                        For the                      For the
                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                 ----------------------      ------------------------
                                                                    1999        1998            1999          1998
                                                                 ----------  ----------      ----------    ----------
                                                                     (In thousands)                (In thousands)
     Net loss............................................        $(52,269)    $(50,226)       $(99,804)     $(97,943)
     Other comprehensive income (loss):
      Change in cumulative translation adjustments.......           2,122       (3,019)          3,380         3,877
                                                                 --------     --------        --------      --------
          Total comprehensive loss.......................        $(50,147)    $(53,245)       $(96,424)     $(94,066)
                                                                 ========     ========        ========      ========

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
                                                                  ========       ========        ========     ========

                           UIH AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  SUBSEQUENT EVENT

In June 1999, the Company and its subsidiaries' interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 ($3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. Accordingly, the Company will consolidate Saturn effective July 27, 1999. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 69.2%.

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

INTRODUCTION

As of June 30, 1999, we held (i) an effective 91.7% economic interest in Austar,
(ii) a 59.6% interest in Saturn, (iii) a 45.9% interest in XYZ Entertainment and
(iv) a 91.7% interest in United Wireless through Austar United and (v) an up to 90.0% economic interest in Telefenua. In connection with the July 1999 Australian IPO, we decreased our interest in Austar United from 91.7% to 69.2%.

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

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                   As of June 30, 1999
                                   ------------------------------------------------------------------------------------
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         2,085,000       2,083,108         329,002              15.8%             91.7%
 Saturn.....................           141,000          72,212          11,163              15.5%             59.6%
 Telefenua (1)..............            31,000          20,128           6,125              30.4%             90.0%
                                     ---------       ---------         -------
    Total...................         2,257,000       2,175,448         346,290
                                     =========       =========         =======

Telephony:
 Saturn (2).................           141,000          71,710          15,683              21.9%             59.6%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A(3)          N/A         807,680(4)             N/A             45.9%
                                     =========       =========         =======
Data:
 Saturn (5).................           141,000          71,710           2,927               4.1%             59.6%
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

AUSTRALIAN IPO

In June 1999, the Company and its subsidiaries' interests in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 ($3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. Accordingly, the Company will consolidate Saturn effective July 27, 1999. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 69.2%.

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

GAIN ON SALE OF STOCK BY SUBSIDIARY. In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc. increasing our interest in XYZ Entertainment to 50.0%. Based on the carrying value of our investment in United Austar, Inc., we recognized a gain of $22.3 million from the resulting step-up in the carrying amount of our investment in United Austar, Inc., in accordance with SAB 51.

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

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET. We recognized share in losses of affiliated companies of $5.3 million and $8.7 million for the three and six months ended June 30, 1999 compared to $1.2 million and $3.5 million for the same periods in the prior year as follows:

                                                     For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                     --------------------------      ------------------------
                                                        1999            1998            1999          1998
                                                     ----------      ----------      ----------    ----------
                                                           (In thousands)                  (In thousands)
Saturn........................................       $(1,675)          $(2,202)      $(3,645)      $(4,006)
XYZ Entertainment.............................        (3,633)              955        (5,035)          470
                                                     -------           -------       -------       -------
  Total share in results of affiliated
    companies, net............................       $(5,308)          $(1,247)      $(8,680)      $(3,536)
                                                     =======           =======       =======       =======


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

                                                                      As of June 30, 1999
                                             ------------------------------------------------------------------------
                                               1999      2000      2001      2002      2003    Thereafter     Total
                                             --------  --------  --------  --------  --------  ----------   ---------
                                                         (U.S. dollars, in thousands, except interest rates)
Interest Rate Swaps:
  Variable to fixed........................      -          -         -    $33,376        -      $66,751     $100,127
  Average pay rate %.......................   7.95%      7.95%     7.95%     7.95%     7.95%        7.95%        7.95%
  Average receive rate %...................   7.65%      7.65%     7.65%     7.65%     7.65%        7.65%        7.65%

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



UIH AUSTRALIA/PACIFIC, INC.



Date:        August 14, 2000
        --------------------------------------


By:        /S/ Valerie L. Cover
        --------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)