Form 10-Q/A
period 1999-09-30
UIH AUSTRALIA PACIFIC INC
filed 2000-08-14
CIK 1015611

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
------

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                       As of          As of
                                                                                                   September 30,   December 31,
                                                                                                       1999           1998
                                                                                                   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................   $ 12,872        $    181
  Short-term liquid investments...................................................................    271,326             763
  Subscriber receivables, net.....................................................................      8,090           6,322
  Related party receivables.......................................................................      2,390             746
  Prepaids and other current assets...............................................................      6,826           5,351
                                                                                                     --------        --------
     Total current assets.........................................................................    301,504          13,363
Investments in and advances to affiliated companies, accounted for under the equity method, net...     28,401          24,597
Property, plant and equipment, net of accumulated depreciation of $232,737 and $147,511,
 respectively.....................................................................................    223,569         122,968
Goodwill and other intangible assets, net of accumulated amortization of $25,071 and $17,512,
 respectively.....................................................................................     76,839          42,559
Deferred financing costs, net of accumulated amortization of $7,368 and $3,237, respectively......     17,666          11,675
Other non-current assets, net.....................................................................      2,803             870
                                                                                                     --------        --------
     Total assets.................................................................................   $650,782        $216,032
                                                                                                     ========        ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable................................................................................   $  3,154        $  5,426
  Accrued liabilities.............................................................................     44,211          28,522
  Construction payables...........................................................................      3,264           1,076
  Current portion of due to parent................................................................     12,792           3,665
  Short-term debt.................................................................................          -          36,738
  Current portion of other long-term debt.........................................................      1,239           2,189
                                                                                                     --------        --------
     Total current liabilities....................................................................     64,660          77,616

Due to parent.....................................................................................     10,177           6,578
Senior discount notes.............................................................................    394,453         356,640
Other long-term debt..............................................................................    227,074          68,086
Other long-term liabilities.......................................................................      1,516           1,741
                                                                                                     --------        --------
     Total liabilities............................................................................    697,880         510,661
                                                                                                     --------        --------
Minority interest.................................................................................    107,282               -

Stockholder's deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding......          -               -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,249 shares
    issued and outstanding........................................................................        178             178
  Additional paid-in capital......................................................................    286,234         215,624
  Deferred compensation...........................................................................    (20,075)              -
  Accumulated deficit.............................................................................   (395,624)       (481,240)
  Other cumulative comprehensive loss.............................................................    (25,093)        (29,191)
                                                                                                     --------        --------
     Total stockholder's deficit..................................................................   (154,380)       (294,629)
                                                                                                     --------        --------
     Total liabilities and stockholder's deficit..................................................   $650,782        $216,032
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

                                                              2

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                    For the Three Months Ended    For the Nine Months Ended
                                                                           September 30,                September 30,
                                                                    --------------------------    --------------------------
                                                                       1999            1998          1999            1998
                                                                    ----------      ----------    ----------      ----------
Revenue..........................................................   $   41,745      $   21,795    $  106,565      $   62,558

System operating expense, including related party expense
  of $112, $990, $3,636 and $2,924, respectively.................      (28,397)        (20,933)      (75,842)        (50,684)
System selling, general and administrative expense...............      (13,587)        (12,294)      (35,928)        (34,216)
Corporate general and administrative expense, including
  allocated expense from related party of $1,549, $(96),
  $21,197 and $4,252, respectively...............................       (2,833)             75       (22,610)         (4,454)
Depreciation and amortization....................................      (25,086)        (22,379)      (75,029)        (73,014)
                                                                    ----------      ----------    ----------      ----------
     Net operating loss..........................................      (28,158)        (33,736)     (102,844)        (99,810)

Gain on issuance of common equity securities by subsidiaries.....      226,951               -       249,249               -
Interest income..................................................        2,430              32         2,497             158
Interest expense, including related party expense of $0,
  $264, $0 and $887,  respectively...............................      (17,635)        (14,166)      (50,672)        (41,461)
Other income (expense), net......................................          413            (683)       (5,353)         (1,847)
                                                                    ----------      ----------    ----------      ----------
Net income (loss) before other items.............................      184,001         (48,553)       92,877        (142,960)

Share in results of affiliated companies, net....................       (4,175)         (4,659)      (12,855)         (8,195)
Minority interest................................................        5,594               -         5,594               -
                                                                    ----------      ----------    ----------      ----------
     Net income (loss)...........................................   $  185,420      $  (53,212)   $   85,616      $ (151,155)
                                                                    ==========      ==========    ==========      ==========

Change in cumulative translation adjustments.....................        2,458          (3,669)        5,838             208
                                                                    ----------      ----------    ----------      ----------
     Comprehensive income (loss).................................   $  187,878      $  (56,881)   $   91,454      $ (150,947)
                                                                    ==========      ==========    ==========      ==========
Net income (loss) per common share:
     Basic net income (loss).....................................   $    10.41      $    (3.84)   $     4.81      $   (10.90)
                                                                    ==========      ==========    ==========      ==========
     Diluted net income (loss)...................................   $    10.13      $    (3.84)   $     4.68      $   (10.90)
                                                                    ==========      ==========    ==========      ==========
Weighted-average number of common shares outstanding:
     Basic.......................................................   17,810,249      13,864,941    17,810,249      13,864,941
                                                                    ==========      ==========    ==========      ==========
     Diluted.....................................................   18,298,249      13,864,941    18,298,249      13,864,941
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


                                                   UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                                            (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1998...........   17,810,249    $178      $215,624     $      -      $(481,240)     $(29,191)    $(294,629)

Cash contributions from parent........            -       -        29,639            -              -             -        29,639
Non-cash contributions from parent....            -       -         2,392            -              -             -         2,392
Net income............................            -       -             -            -         85,616             -        85,616
Equity transactions of subsidiaries...            -       -        38,579      (38,579)             -             -             -
Amortization of deferred
  compensation........................            -       -             -       18,504              -             -        18,504
Change in cumulative translation
  adjustments.........................            -       -             -            -              -         4,098         4,098
                                         ----------    ----      --------     --------      ---------      --------     ---------
Balances, September 30, 1999..........   17,810,249    $178      $286,234     $(20,075)     $(395,624)     $(25,093)    $(154,380)
                                         ==========    ====      ========     ========      =========      ========     =========



(1) As of September 30, 1999, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments.





















                  The accompanying notes are an integral part of this condensed consolidated financial statement.

                                                                 4

                                                   UNITED AUSTRALIA/PACIFIC, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Stated in thousands)
                                                            (Unaudited)
                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         1999              1998
                                                                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................................      $  85,616         $(151,155)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries..................................       (249,249)                -
  Minority interest.............................................................................         (5,594)                -
  Depreciation and amortization.................................................................         75,029            73,014
  Share in results of affiliated companies, net.................................................          6,477             8,195
  Allocation of expense accounted for as capital contributions by parent........................          2,391             3,617
  Accretion of interest on senior notes and amortization of deferred financing costs............         41,647            36,279
  Stock-based compensation expense..............................................................         18,894                -
  Decrease in receivables, net..................................................................         (1,165)           (3,614)
  Decrease (increase) in other assets...........................................................          4,934            (3,568)
  Increase in accounts payable, accrued liabilities and other...................................          8,455             8,588
                                                                                                      ---------         ---------
Net cash flows from operating activities........................................................        (12,565)          (28,644)
                                                                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................       (270,044)                -
Sale of short-term liquid investments...........................................................          1,444            12,325
Investments in and advances to affiliated companies.............................................         (5,177)          (10,895)
Consolidation (deconsolidation) of New Zealand subsidiary.......................................            613            (9,881)
Purchase of property, plant and equipment.......................................................        (83,516)          (38,228)
Other...........................................................................................         (3,930)              121
                                                                                                      ---------         ---------
Net cash flows from investing activities........................................................       (360,610)          (46,558)
                                                                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from parent..................................................................         29,639            53,455
Issuance of common stock by subsidiary..........................................................        294,338                 -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility.............................        198,168             9,410
Payment of the Austar Bank Facility.............................................................       (129,149)                -
Payments on capital leases and other debt.......................................................           (597)             (499)
Deferred financing costs........................................................................         (8,056)                -
                                                                                                      ---------         ---------
Net cash flows from financing activities........................................................        384,343            62,366
                                                                                                      ---------         ---------
EFFECT OF EXCHANGE RATES ON CASH................................................................          1,523             1,082
                                                                                                      ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................................         12,691           (11,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................            181            12,344
                                                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................      $  12,872         $     590
                                                                                                      =========         =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash received for interest......................................................................      $      28         $     259
                                                                                                      =========         =========
Cash paid for interest..........................................................................      $   5,611         $   3,808
                                                                                                      =========         =========
NON-CASH CONTRIBUTION FROM PARENT:
Non-cash capital contribution from parent.......................................................      $       -         $   6,155
                                                                                                      =========         =========
CONSOLIDATION/DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital.................................................................................      $  10,162         $   4,159
Property, plant and equipment...................................................................        (80,656)          (26,484)
Elimination of investment in Saturn.............................................................         21,974                 -
Goodwill and other assets.......................................................................         (5,737)           (2,805)
Notes payable and other debt....................................................................         54,870             3,833
Minority interest...............................................................................              -            11,416
                                                                                                      ---------         ---------
Total cash received (relinquished)..............................................................      $     613         $  (9,881)
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

                                                                 5

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P"), a wholly-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP") (formerly known as UIH Asia/Pacific Communications, Inc.), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United") (formerly known as United International Holdings, Inc.), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

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
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%(1)  *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                     The Company(2)                      *
          *                                                         *
          ***********************************************************
                                       *
                               91.7%   *
          ***********************************************************
          *                                                         *
          *                  United Austar, Inc. (3)                *
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
          *                                                         *
          ***********************************************************

(1) Effective October 8, 1999, UIPI purchased the remaining 2.0% interest in UAP that it did not own. The seller has the right to repurchase these shares at the original sale price, plus interest at 14.0% per annum, at any time prior to October 8, 2000.
(2) The Company also holds an up to 90.0% economic interest in Telefenua S.A. ("Telefenua") in Tahiti.
(3) United Austar, Inc. is a holding company for United A/P's investment in Austar United Communications Limited.

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

RESTATEMENT

In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% direct ownership interest in United Austar, Inc., increasing the Company's interest in XYZ Entertainment to 50.0%. Based on the carrying value of the Company's investment in United Austar, Inc., the Company recognized a gain of $22.3 million from the resulting step-up in the carrying amount of the Company's investment in United Austar, Inc., in accordance with SAB 51. This transaction was previously accounted for as a contribution of capital rather than a sale of subsidiary stock. Net income as restated decreased to $185.4 and $85.6 million from $210.7 and $88.6 million as previously reported for the three and nine months ended September 30, 1999, respectively. Basic net income per share as restated decreased to $10.41 and $4.81 from $11.82 and $4.97 as previously reported for the three and nine months ended September 30, 1999, respectively. Diluted net income per share as restated decreased to $10.13 and $4.68 from $11.51 and $4.84 as previously reported for the three and nine months ended September 30, 1999, respectively.

1.   RESTRUCTURING OF ASSETS AND INITIAL PUBLIC OFFERING

RESTRUCTURING OF ASSETS

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

INITIAL PUBLIC OFFERING

On July 27, 1999, Austar United successfully completed an initial public offering ("Australian IPO") selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$456.5 ($294.3) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, the Company recognized a gain of $226.9 million from the resulting step-up in the carrying amount of the Company and its subsidiaries' investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's offering reduced the Company's ownership interest from 91.7% to approximately 69.2%. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis is approximately 67.8%.

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
                                                       ========       ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility (the "Austar Bank Facility") in the amount of A$200.0 million to fund its subscriber acquisition and working capital needs. Austar had drawn the full amount of the facility by April 1999 when it secured a new syndicated senior secured debt facility (the "New Austar Bank Facility") for A$400.0 million to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. As of September 30, 1999, Austar had drawn A$266.0 ($173.4) million on the New Austar Bank Facility. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed a syndicated senior debt facility (the "Saturn Bank Facility") in the amount of NZ$125.0 ($64.7) million to fund the completion of Saturn's network. As of September 30, 1999, Saturn had drawn NZ$101.0 ($52.3) million against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. This debt facility has an interest rate of 3.0% over the current base rate upon draw down which has averaged approximately 8.1%. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Adjusted EBITDA reconciles to the consolidated statements of operations as follows:

                                                                   For the Three Months           For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                  ------------------------      ------------------------
                                                                     1999          1998            1999          1998
                                                                  ----------    ----------      ----------    ----------
                                                                       (In thousands)                (In thousands)
Net operating loss.............................................   $(28,158)      $(33,736)       $(102,844)    $(99,810)
Depreciation and amortization..................................     25,086         22,379           75,029       73,014
Stock-based compensation expense...............................      1,264              -           18,894            -
Non-cash general and administrative expense
  allocation from parent.......................................        823           (315)           2,391        3,617
Management fees................................................        838          1,208            4,812        3,557
                                                                  --------       --------        ---------     --------
     Consolidated Adjusted EBITDA..............................   $   (147)      $(10,464)       $  (1,718)    $(19,622)
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

We have no employees of our own. UAP, our parent, provides various management, financial reporting, accounting and other services for us pursuant to the terms of the UAP Management Agreement. Until June 24, 1999, Austar, Saturn, Telefenua and United Wireless were also parties to technical service agreements with UAP for which such operating companies paid to UAP fees based on their respective gross revenues. Effective June 24, 1999, these technical service agreements with UAP, excluding Telefenua, were assigned to Austar United.

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

INTRODUCTION

As of September 30, 1999, we held (i) an effective 69.2% economic interest in Austar, (ii) a 69.2% interest in Saturn, (iii) a 34.6% interest in XYZ
Entertainment and (iv) a 69.2% interest in United Wireless through Austar United. In connection with the July 1999 Australian IPO, we decreased our interest in Austar United from 91.7% to approximately 69.2% (67.8% on a fully diluted basis after vested employee options). We also hold an up to 90.0% economic interest in Telefenua.

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

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                               As of September 30, 1999
                                   ------------------------------------------------------------------------------------
                                                                                                              Net
                                    Television                          Basic                               Economic
                                     Homes in          Homes         Subscribers/          Basic            Ownership
                                   Service Area        Passed           Lines           Penetration         Interest
                                   ------------      ----------      ------------       -----------         ---------
Multi-channel television:
 Austar.....................         2,085,000       2,083,108         360,708              17.3%             69.2%
 Saturn.....................           141,000          83,582          13,907              16.6%             69.2%
                                     ---------       ---------         -------
    Total...................         2,226,000       2,166,690         374,615
                                     =========       =========         =======

Telephony:
 Saturn.....................           141,000          83,071          20,547              24.7%             69.2%
                                     =========       =========         =======
Programming:
 XYZ Entertainment..........               N/A             N/A         870,972(1)             N/A             34.6%
                                     =========       =========         =======
Data:
 Saturn (2).................           141,000          83,071           4,826               5.8%             69.2%
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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had invested approximately $446.5 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.
                                                                       As of
                                                                  September 30,
     SOURCES OF FUNDINGS:                                              1999
                                                                  --------------
                                                                  (In thousands)
     Senior discount notes proceeds, net of offering costs......     $244,652
     Cash contributions and other equity from parent (1)........      197,344
     Cash received for interest.................................        4,546
                                                                     --------
          Total.................................................     $446,542
                                                                     ========

                                                                       As of
                                                                  September 30,
     USES OF FUNDINGS:                                                 1999
                                                                  --------------
                                                                  (In thousands)
     Austar (1).................................................     $349,429
     Saturn.....................................................       44,612
     Telefenua..................................................       16,738
     XYZ Entertainment..........................................       16,481
     United Wireless............................................       11,344
     Other......................................................        7,938
                                                                     --------
          Total.................................................     $446,542
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

ADJUSTED EBITDA. Adjusted EBITDA was negative $0.1 million and negative $1.7 million for the three and nine months ended September 30, 1999, respectively, compared to negative $10.5 million and negative $19.6 million for the same periods in the prior year. This was an improvement in the Adjusted EBITDA loss of $10.4 million and $17.9 million for the three and nine months ended September 30, 1999, respectively, compared to the amounts for the corresponding periods in the prior year.

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

GAIN ON ISSUANCE OF SECURITIES BY SUBSIDIARY.

Restructuring of Assets. In June 1999, the 25.0% in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc., increasing the Company's interest in XYZ Entertainment to 50.0%. Based on the carrying value of our investment in United Austar, Inc., we recognized a gain of $22.3 million from the resulting step-up in the carrying amount of our investment in United Austar, Inc., in accordance with SAB 51.

INITIAL PUBLIC OFFERING. On July 27, 1999, Austar United successfully completed the Australian IPO selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$456.5 ($294.3) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $226.9 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.6) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.2) million of variable rate, long-term debt into fixed rate borrowings. As of September 30, 1999, the weighted-average fixed rate under these agreements was 7.95%. As a result of these swap agreements, interest expense was increased by approximately A$0.3 ($0.2) million during the third quarter 1999.

In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($31.4) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes a stepped fix rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As of September 30, 1999, the average fixed rate under the agreement was 9.34%. As a result of this swap agreement, interest expense was increased by approximately NZ$0.2 ($0.1) million during the third quarter 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of September 30, 1999, we estimate that we would have paid approximately A$3.4 ($2.2) million to terminate the agreements on the New Austar Bank Facility.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

     10.1 Supplemental Deed dated July 15, 1999 by and among Saturn Communications Limited, as the Borrower, Kiwi Cable Company Limited, as Guarantor, SaskTel Holding, (New Zealand) Inc. and Saturn (NZ) Holding Company Pty Ltd, as the Mortgagors, each financial institution specified as a bank in Schedule 1 attached thereto, and Toronto Dominion Australia Limited, as the Agent.
               (1)

     10.2 Second Supplemental Deed and Capital Contribution dated July 29, 1999 by and among Saturn Communications Limited, as the Borrower, Kiwi Cable Company Limited, as Guarantor, Austar United Communications Limited and Saturn (NZ) Holding Company Pty Ltd, as the Mortgagors and Toronto Dominion Australia Limited, as the Agent. (1)

     27.1      Financial Data Schedule

          (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q dated November 15, 1999.

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



UNITED AUSTRALIA/PACIFIC, INC.



Date:      August 14, 2000
         ---------------------------------------

By:      /S/ Valerie L. Cover
         ---------------------------------------
         Valerie L. Cover
         Controller
         (A Duly Authorized Officer and Principal Financial Officer)