Form 10-K405/A
period 1999-12-31
UIH AUSTRALIA PACIFIC INC
filed 2000-08-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

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

                                                 Table of Contents


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                                      PART I
Item 1.       Business....................................................................................         2

Item 2.       Properties..................................................................................        15

Item 3.       Legal Proceedings...........................................................................        15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................        15

                                                      PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters...................        16

Item 6.       Selected Financial Data.....................................................................        16

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......        17

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................        23

Item 8.       Financial Statements and Supplementary Data.................................................        26

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        26

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................        50

                                     PART I

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

United Australia/Pacific, Inc. (the "Company" or "United A/P") (formerly known as UIH Australia/Pacific, Inc.) is a leading provider of pay television services in Australia and pay television and telecommunications services in New Zealand. We own 69.1% of the ordinary shares of Austar United Communications Limited ("Austar United"), which completed its initial public offering on the Australian Stock Exchange in July 1999 (the "Austar United IPO"). Substantially all of our operations are conducted through Austar United.

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

In October 1994, the Company and Century formed XYZ Entertainment, each retaining a 50.0% interest. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV") to hold our respective investments in XYZ Entertainment. In September 1995, a 50.0% interest in XYZ Entertainment was sold to a third party, thereby diluting our indirect interest in XYZ Entertainment to 25.0%. In September 1998, UAP acquired the assets in CUPV (25.0% interest) held by Century.

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

In June 1999, we and our subsidiaries contributed our interests in Austar, XYZ Entertainment and Saturn to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Austar United's IPO reduced our ownership interest in Austar United from 91.7% to approximately 69.2%. Subsequent stock option exercises reduced our ownership interest to 69.1% as of December 31, 1999. Including all vested stock options granted to employees, our ownership interest in Austar United on a fully diluted basis is approximately 67.5% at December 31, 1999.

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
          *                  United Austar, Inc. (1)                *
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

     (1) United Austar, Inc. is a holding company for our investment in Austar United Communications Limited.

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

The following table sets forth certain unaudited operating data:

                                                                         As of December 31, 1999
                                                 ----------------------------------------------------------------------
                                                                                                                 Net
                                                  Television                    Basic                         Economic
                                                   Homes in       Homes      Subscribers/         Basic       Ownership
                                                 Service Area     Passed        Lines          Penetration    Interest
                                                 ------------    ---------   -------------     ------------   ---------
     Pay television:
       Austar...................................   2,085,000     2,083,108       381,763          18.3%         69.1%
       Saturn...................................     141,000        87,029        16,723          19.2%         69.1%
                                                   ---------     ---------     ---------
          Total.................................   2,226,000     2,170,137       398,486
                                                   ---------     ---------     ---------
     Telephony:
       Saturn...................................     141,000        87,029        24,678          28.4%         69.1%
                                                   ---------     ---------     ---------
     Programming:
       XYZ Entertainment........................         N/A           N/A       934,000 (1)        N/A         34.6%
                                                   ---------     ---------     ---------
     Data:
       Saturn (2)...............................     141,000        87,029         6,772           7.8%         69.1%
                                                   ---------     ----------    ---------

                                                                          As of December 31, 1998
                                                 ----------------------------------------------------------------------
                                                                                                                 Net
                                                  Television                    Basic                         Economic
                                                   Homes in       Homes      Subscribers/        Basic        Ownership
                                                 Service Area     Passed        Lines          Penetration    Interest
                                                 -------------  ----------   -------------     -----------    ---------
     Pay television:
       Austar...................................   2,085,000     2,083,108       288,721          13.9%        100.0%
       Saturn...................................     141,000        41,914         6,010          14.3%         65.0%
                                                   ---------     ---------     ---------
          Total.................................   2,226,000     2,125,022       294,731
                                                   ---------     ---------     ---------
     Telephony:
       Saturn..................................      141,000        37,292         7,360          19.7%         65.0%
                                                   ---------     ---------     ---------
     Programming:
       XYZ Entertainment.......................          N/A           N/A       694,600 (1)        N/A         25.0%
                                                   ---------     ---------     ---------

     (1)  This  figure  represents  the  total  estimated   subscribers  to  the
          five-channel XYZ Entertainment package.
     (2)  Saturn launched data services in late 1998.

AUSTAR (AUSTRALIA)

Austar is the largest provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar is the only pay television provider in substantially all of its service areas. Due to the low housing densities that characterize Austar's service area, Austar primarily employs digital direct-to-home ("DTH") satellite and wireless cable technologies to deliver its service. These technologies have enabled Austar to deploy its services quickly and achieve rapid subscriber growth.

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


Basic Package:

      Channel                                              Programming Genre
      -------                                              -----------------
      Fox Sports...................................         Sports
      Fox Sports Two...............................         Sports, including Rugby League games
      TV-1.........................................         General entertainment
      Discovery Channel............................         Documentary, adventure, history and lifestyle
      Nickelodeon/Nick at Nite.....................         Children's and family entertainment
      arena........................................         General entertainment
      Channel [V]..................................         Music video
      The Lifestyle Channel........................         Personal and home improvement
      thecomedychannel.............................         Comedy
      Weather 21...................................         Weather
      BBC World (1)................................         International news
      CNBC.........................................         International financial news
      CNN International............................         International news
      Sky Racing...................................         Live racing
      National Geographic (2)......................         Documentary
      TNT(1) (3)...................................         Library movies
      Cartoon Network (2) (3)......................         Cartoons
      CMT..........................................         Country music videos
      TVSN (1).....................................         Shopping
      Digital Radio (1)............................         12 digital radio channels
      ----------------
      (1) Not available to wireless cable subscribers.
      (2) Limited viewing hours for wireless cable subscribers.
      (3) These two networks share the same channel on digital DTH.

Austar Deluxe(1):

      Channel                                               Programming Genre
      -------                                               -----------------

      Fx (2).......................................         General entertainment
      Fox8 (2).....................................         General entertainment
      UKTV.........................................         English general entertainment
      Hallmark.....................................         Made for TV movies
      ESPN.........................................         Sports
      C7 Sports....................................         Sports, including Australian Football League
      ---------
      (1) Digital DTH and cable only.
      (2) Not available to cable subscribers in Darwin.

Movies:

      Channel                                               Programming Genre
      -------                                               -----------------

      Showtime (1).................................         Recent release movies
      Encore (1)...................................         Library movies
      Movie One (2)................................         Recent release movies
      Movie Extra (2)(3)...........................         Recent release movies
      Movie Greats (2)(3)..........................         Library movies
---------
     (1) Columbia, Universal, Paramount and Fox Studios.
     (2) Disney, MGM Warner, Dreamworks and Village Roadshow Studies.
     (3) Not available for wireless cable.

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
     Main Event (Pay-per-View) (3).................   varies per event

     ---------
     (1) Subscribers have the choice of either Showtime and Encore or Movie Network.
     (2)  Not available to all wireless cable subscribers.
     (3) Main Event available to digital DTH subscribers but only certain events are available to wireless cable subscribers.

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

PAY TELEVISION SERVICES. Saturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. Saturn provides its customers both pay television and free-to-air channels. Saturn is currently offering a single tier of service consisting of 30 channels. Saturn's standard pay television package currently consists of the following channels:

      Channel                                        Programming Genre
      -------                                        -----------------
      TVI, TV2, TV3, TV4....................         General entertainment (retransmitted)
      ONTV..................................         Saturn community channel
      BBC World.............................         World news
      CNBC..................................         World financial news
      CNN International.....................         World news
      MCM...................................         Music video
      Discovery.............................         Science and nature
      National Geographic...................         Culture and nature
      Animal Planet.........................         Animal entertainment
      TNT...................................         Classic movies
      Cartoon Network.......................         Children's cartoon programming
      Trackside.............................         TAB racing
      Kidzone...............................         Local children's programming
      Weather Channel.......................         Live weather from NZ MetService
      Program Guide.........................         Programming line-up
      FTV...................................         Fashion TV
      CMTV..................................         Country music video
      Elijah Television.....................         Non-denominational religious programming
      Worldnet..............................         U.S. information service news and science
      Saturn SportsNet......................         Local/international sports
      The Golf Channel......................         24 hours of golf events/news
      Saturn Showcase.......................         Saturn programming channels (split screen)
      Saturn Home Cinema Preview Channel....         Pay-per-view movie previews
      Saturn Montage Channel................         A montage of Saturn's channels
      Saturn on Screen Guide................         An on-screen channel guide
      Prime Channel.........................         General entertainment (retransmitted)
      BBC World Service.....................         BBC World Service radio

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

Austar United's ordinary shares are traded on the Australian Stock Exchange under the symbol "AUN". The following table shows the range of high and low sales prices reported on the Australian Stock Exchange, since Austar United's IPO in July 1999.
                                                             High          Low
                                                             ----          ---
Year ended December 31, 1999:
   Third Quarter (from July 1999)......................    A$5.51       A$4.46
   Fourth Quarter......................................    A$6.70       A$4.35

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

                                                                              For the Years Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1999          1998         1997          1996         1995
                                                            ------------- ------------- ------------ ------------- -------------
Statement of Operations Data:                                        (In thousands, except share and per share amounts)
  Revenue.................................................   $  150,752    $   89,819   $   68,961    $   24,977   $    1,883
  System operating expense................................     (112,498)      (71,149)     (52,703)      (22,865)      (3,230)
  System selling, general and administrative expense......      (49,501)      (49,738)     (50,006)      (32,665)      (2,482)
  Corporate general and administrative expense............      (26,847)       (5,696)      (3,306)       (1,376)        (920)
  Depreciation and amortization...........................     (104,720)      (97,140)     (80,802)      (36,269)      (1,003)
  Gain on issuance of common equity securities
    by subsidiary.........................................      248,758             -            -             -            -
  Interest expense and other, net.........................      (71,153)      (62,088)     (48,810)      (16,560)       4,898
  Income tax expense......................................         (993)            -            -             -            -
  Share in results of affiliated companies, net...........      (11,614)      (10,299)      (2,408)       (5,414)     (16,379)
  Minority interest in subsidiary.........................       18,407             -        1,018         2,186            -
                                                             ----------    ----------   ----------    ----------   ----------
  Net income (loss).......................................   $   40,591    $ (206,291)  $ (168,056)   $  (87,986)  $  (17,233)
                                                             ==========    ==========   ==========    ==========   ==========
  Basic net income (loss) per common share................   $     2.28    $   (14.02)  $   (12.12)   $    (6.44)  $    (1.28)
                                                             ==========    ==========   ==========    ==========   ==========
  Basic weighted-average number of shares outstanding....    17,810,254    14,718,857   13,864,941    13,670,832   13,504,453
                                                             ==========    ==========   ==========    ==========   ==========
  Diluted net income (loss) per common share..............   $     2.23    $   (14.02)  $   (12.12)   $    (6.44)  $    (1.28)
                                                             ==========    ==========   ==========    ==========   ==========
  Diluted weighted-average number of shares outstanding...   18,199,726    14,718,857   13,864,941    13,670,832   13,504,453
                                                             ==========    ==========   ==========    ==========   ==========
Other Data:
  Capital expenditures....................................   $  117,819    $   71,466   $  101,135    $  187,100   $    7,648


                                                                                      As of December 31,
                                                            -------------------------------------------------------------------
                                                                1999          1998         1997          1996         1995
                                                            ------------- ------------- ------------ ------------- ------------
Balance Sheet Data:                                                                    (In thousands)
  Cash, cash equivalents, restricted cash and
    short-term liquid investments.........................   $  275,421    $      944   $   25,089    $   37,860   $    8,730
  Property, plant and equipment, net......................   $  219,394    $  110,351   $  183,101    $  193,170   $   27,630
  Total assets............................................   $  666,591    $  216,032   $  279,032    $  319,323   $   99,295
  Senior discount notes and other long-term debt..........   $  669,096    $  424,726   $  387,094    $  250,057   $      742
  Total liabilities.......................................   $  747,425    $  510,661   $  431,769    $  315,276   $   21,714
  Total stockholders' (deficit) equity....................   $ (176,654)   $ (294,629)  $ (164,153)   $    4,047   $   75,066

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

INTRODUCTION

As of December 31, 1999, through Austar United we held (i) an effective 69.1% economic interest in Austar, (ii) a 69.1% interest in Saturn and (iii) a 34.6% interest in XYZ Entertainment. We decreased our interest in Austar United from 91.7% to approximately 69.2% in connection with the July 1999 Austar United IPO. Subsequent stock option exercises reduced our ownership interest to 69.1% as of December 31, 1999 (67.5% on a fully diluted basis after vested employee options).

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had invested approximately $466.3 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                          As of
                                                                       December 31,
     Sources of Fundings:                                                 1999
                                                                       -------------
                                                                       (In thousands)
     Senior discount notes proceeds, net of offering costs............   $244,652
     Cash contributions and other equity from parent (1)(2)...........    214,576
     Cash received for interest.......................................      7,063
                                                                         --------
          Total.......................................................   $466,291
                                                                         ========

                                                                          As of
                                                                       December 31,
     Uses of Fundings:                                                    1999
                                                                       -------------
                                                                       (In thousands)

     Austar (1).......................................................   $349,429
     Saturn...........................................................     44,612
     XYZ Entertainment................................................     16,481
     Other (2)........................................................     55,769
                                                                         --------
          Total.......................................................   $466,291
                                                                         ========

     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.
     (2) Includes $17.2 million paid by United to purchase 2.0% of UAP from Kiwi Cable in December 1999.

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
                                                                 ========      ========      ========

AUSTAR

Revenue for Austar increased $57.3 million, or 67.3%, from $85.2 million for the year ended December 31, 1998 to $142.5 million for the year ended December 31, 1999, including a positive impact of $4.3 million due to exchange rate fluctuations. On a functional currency basis, Austar's revenue increased A$84.4 million, from A$136.1 million for the year ended December 31, 1998 to A$220.5 million for the year ended December 31, 1999, a 62.0% increase. This increase was primarily due to subscriber growth (381,763 at December 31, 1999, compared to 288,721 at December 31, 1998) and increased average monthly revenue per subscriber as Austar continues to expand the content of its television service. The average monthly revenue per subscriber increased A$6.71 ($4.40) from an average per subscriber of A$47.00 ($30.83) for the year ended December 31, 1998 to an average of A$53.71 ($35.23) per subscriber for the year ended December 31, 1999, a 14.3% increase.

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
                                                                 ========      =========     =========

AUSTAR

Austar's Adjusted EBITDA loss improved by $15.4 million, or 66.7%, from negative $23.1 million for the year ended December 31, 1998 to negative $7.7 million for the year ended December 31, 1999, including a negative impact of $0.2 million due to exchange rate fluctuations. On a functional currency basis, Austar's Adjusted EBITDA loss improved by A$26.1 million from negative A$38.0 million for the year ended December 31, 1998 to negative A$11.9 million for the year ended December 31, 1999, a 68.7% improvement. This improvement in Adjusted EBITDA loss for the comparable periods from year to year was primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the NCOC, corporate management staff and media-related marketing costs.

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

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. A gain of $248.8 million on the issuance of common equity securities was recorded for 1999.

RESTRUCTURING OF ASSETS. In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc. increasing our interest in XYZ Entertainment to 50.0%. Based on the carrying value of our investment in United Austar, Inc., we recognized a gain of $22.3 million from the resulting step-up in the carrying amount of our investment in United Austar, Inc., in accordance with SAB 51.

INITIAL PUBLIC OFFERING. On July 27, 1999, Austar United successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $226.5 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

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

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of losses was $18.4 million for the year ended December 31, 1999. Austar United's IPO (July
1999) reduced our ownership to 69.1% as of December 31, 1999. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses before arriving at net income.

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
                                                                 ========      ========       ========

     (1) In September 1998, UAP acquired an additional 25.0% interest in XYZ Entertainment which was exchanged for an 8.3% direct ownership interest in United Austar, Inc. in June 1999, increasing our ownership to 50.0%.
     (2) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
     UNITED AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       27
     Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................       28
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...............       29
     Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999,
       1998 and 1997..........................................................................................       30
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...............       31
     Notes to Consolidated Financial Statements...............................................................       33

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United Australia/Pacific, Inc.:

We have audited the accompanying consolidated balance sheets of United Australia/Pacific, Inc. (formerly UIH Australia/Pacific, Inc.) (a Colorado corporation and majority-owned subsidiary of United Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 1999 (as restated - see Note 2) and 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 (as restated - see
Note 2), 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 29, 2000  (except with respect
  to the matter discussed in Note 2,
  as to which the date is August 14,
  2000).

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                                                                               As of December 31,
                                                                                                           ------------------------
                                                                                                             1999          1998
                                                                                                           ---------     ----------
ASSETS
Current assets:
  Cash and cash equivalents..............................................................................  $   6,028     $     181
  Short-term liquid investments..........................................................................    269,393           763
  Subscriber receivables, net............................................................................      8,177         6,322
  Related party receivables..............................................................................      1,645           746
  Other receivables......................................................................................      6,196           736
  Inventory..............................................................................................     14,193        12,617
  Prepaids and other current assets......................................................................      5,146         4,615
                                                                                                           ---------     ---------
         Total current assets............................................................................    310,778        25,980
Investments in and advances to affiliated companies, accounted for under the equity method, net..........     28,546        24,597
Property, plant and equipment, net of accumulated depreciation of $261,891 and $147,511, respectively....    219,394       110,351
Goodwill and other intangible assets, net of accumulated amortization of $23,536 and $17,512,
  respectively...........................................................................................     91,346        42,559
Deferred financing costs, net of accumulated amortization of $4,427 and $3,237, respectively.............     16,377        11,675
Other non-current assets, net............................................................................        150           870
                                                                                                           ---------     ---------

          Total assets...................................................................................  $ 666,591     $ 216,032
                                                                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.......................................................................................  $  16,463     $   5,426
  Accrued liabilities....................................................................................     32,151        28,522
  Construction payables..................................................................................      4,370         1,076
  Current portion of due to parent.......................................................................     12,754         3,665
  Current portion of notes payable.......................................................................          -        36,738
  Current portion of other long-term debt................................................................      1,500         2,189
                                                                                                           ---------     ---------
         Total current liabilities.......................................................................     67,238        77,616
Due to parent............................................................................................      9,621         6,578
Senior discount notes....................................................................................    407,945       356,640
Other long-term debt.....................................................................................    261,151        68,086
Deferred tax liability...................................................................................      1,014             -
Other long-term liabilities..............................................................................        456         1,741
                                                                                                           ---------     ---------
         Total liabilities...............................................................................    747,425       510,661
                                                                                                           ---------     ---------
Minority interest in subsidiary..........................................................................     95,820             -
                                                                                                           ---------     ---------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding.............          -             -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 and 17,810,249 shares
    issued and outstanding, respectively.................................................................        178           178
  Additional paid-in capital.............................................................................    306,616       215,624
  Deferred compensation..................................................................................    (19,859)            -
  Accumulated deficit....................................................................................   (440,649)     (481,240)
  Other cumulative comprehensive loss....................................................................    (22,940)      (29,191)
                                                                                                           ---------     ---------
         Total stockholders' deficit.....................................................................   (176,654)     (294,629)
                                                                                                           ---------     ---------
Commitments and contingencies (Notes 15 and 16)

         Total liabilities and stockholders' deficit.....................................................  $ 666,591     $ 216,032
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

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Stated in thousands, except share and per share amounts)

                                                                                             For the Years Ended December 31,
                                                                                        ------------------------------------------
                                                                                           1999            1998            1997
                                                                                        ----------      ----------      ----------
Revenue...............................................................................  $  150,752      $   89,819      $   68,961

System operating expense, including related party expense of
  $4,381, $4,124 and $3,291, respectively.............................................    (112,498)        (71,149)        (52,703)
System selling, general and administrative expense....................................     (49,501)        (49,738)        (50,006)
Corporate general and administrative expense, including management fees and
  allocated expense from related party of $21,767, $5,475 and $2,739, respectively....     (26,847)         (5,696)         (3,306)
Depreciation and amortization.........................................................    (104,720)        (97,140)        (80,802)
                                                                                        ----------      ----------      ----------
         Operating loss...............................................................    (142,814)       (133,904)       (117,856)

Gain on issuance of common equity securities by subsidiary............................     248,758               -               -
Interest income, including related party income of $0, $0 and $425, respectively......       6,253             207           1,569
Interest expense, including related party expense of $0, $1,079 and $1,730,
  respectively........................................................................     (69,470)        (56,705)        (43,994)
Provision for losses on marketable equity securities and investment related costs.....      (4,949)         (4,462)         (4,784)
Other expense, net....................................................................      (2,987)         (1,128)         (1,601)
                                                                                        ----------      ----------      ----------
         Income (loss) before income taxes and other items............................      34,791        (195,992)       (166,666)

Income tax expense....................................................................        (993)              -               -
Minority interest in subsidiary.......................................................      18,407               -           1,018
Share in results of affiliated companies, net.........................................     (11,614)        (10,299)         (2,408)
                                                                                        ----------      ----------      ----------
         Net income (loss)............................................................  $   40,591      $ (206,291)     $ (168,056)
                                                                                        ==========      ==========      ==========

Foreign currency translation adjustments..............................................  $    6,251      $     (227)     $  (30,831)
Unrealized gains on securities:
  Reclassification adjustment for losses included in net income (loss)................           -               -           3,412
                                                                                        ----------      ----------      ----------
         Comprehensive income (loss)..................................................  $   46,842      $ (206,518)     $ (195,475)
                                                                                        ==========      ==========      ==========

Net income (loss) per common share:
         Basic net income (loss)......................................................  $     2.28      $   (14.02)     $   (12.12)
                                                                                        ==========      ==========      ==========
         Diluted net income (loss)....................................................  $     2.23      $   (14.02)     $   (12.12)
                                                                                        ==========      ==========      ==========

Weighted-average number of common shares outstanding:
         Basic........................................................................  17,810,254      14,718,857      13,864,941
                                                                                        ==========      ==========      ==========
         Diluted......................................................................  18,199,726      14,718,857      13,864,941
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


                                                    UNITED AUSTRALIA/PACIFIC, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             (Stated in thousands, except share amounts)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, January 1, 1997............... 13,864,941    $ 139     $112,346     $      -      $(106,893)     $ (1,545)     $   4,047

Cash contributions from parent..........          -        -        7,863            -              -             -          7,863

Non-cash contributions from parent......          -        -        9,749            -              -             -          9,749

Gain on sale of stock by New
 Zealand subsidiary.....................          -        -        5,985            -              -             -          5,985

Issuance of warrants to purchase
  common stock..........................          -        -        3,678            -              -             -          3,678

Net loss................................          -        -            -            -       (168,056)            -       (168,056)

Provision for loss on marketable
  equity securities, net................          -        -            -            -              -         3,412          3,412

Change in cumulative translation
  adjustments...........................          -        -            -            -              -       (30,831)       (30,831)
                                         -----------   -----     --------     --------      ---------      --------      ---------

Balances, December 31, 1997............. 13,864,941      139      139,621            -       (274,949)      (28,964)      (164,153)

Cash contributions from parent..........          -        -       58,947            -              -             -         58,947

Non-cash contributions from parent......          -        -       17,095            -              -             -         17,095

Issuance of capital stock to parent
  related to cumulative cash capital
  contributions.........................  3,945,308       39          (39)           -              -             -              -

Net loss................................          -        -            -            -       (206,291)            -       (206,291)

Change in cumulative translation
  adjustments...........................          -        -            -            -              -          (227)          (227)
                                         ----------    -----     --------     --------      ---------      --------      ---------

Balances, December 31, 1998............. 17,810,249      178      215,624            -       (481,240)      (29,191)      (294,629)

Cash contributions from parent..........          -        -       29,659            -              -             -         29,659

Non-cash contributions from parent......          -        -       20,449            -              -             -         20,449

Equity transactions of subsidiary.......          -        -       40,883      (40,883)             -             -              -

Amortization of deferred compensation...          -        -            -       21,024              -             -         21,024

Warrants exercised......................         50        -            1            -              -             -              1

Net income..............................          -        -            -            -         40,591             -         40,591

Change in cumulative translation
  adjustments...........................          -        -            -            -              -         6,251          6,251

                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1999............. 17,810,299    $ 178     $306,616     $(19,859)     $(440,649)     $(22,940)     $(176,654)
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

                                                     UNITED AUSTRALIA/PACIFIC, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                           ----------------------------------------
                                                                                              1999           1998           1997
                                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................................................  $ 40,591      $(206,291)     $(168,056)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Gain on issuance of common equity securities by subsidiary.............................  (248,758)             -              -
   Share in results of affiliated companies, net..........................................     6,351         10,299          2,408
   Minority interest......................................................................   (18,407)             -         (1,018)
   Depreciation and amortization..........................................................   104,720         97,140         80,802
   Allocation of expense accounted for as capital contributions by parent.................     3,216          4,622          1,949
   Stock-based compensation expense.......................................................    22,540              -              -
   Provision for losses on marketable equity securities and investment related costs......     4,949          4,462          4,784
   Accretion of interest on senior notes and amortization of deferred financing costs.....    56,069         49,508         38,747
   Increase in receivables, net...........................................................    (1,107)        (2,757)        (1,691)
   Decrease (increase) in other assets....................................................    (4,890)        (5,719)            68
   Increase in accounts payable, accrued liabilities and other............................    15,870         24,894         17,100
                                                                                            --------      ---------      ---------
Net cash flows from operating activities..................................................   (18,856)       (23,842)       (24,907)
                                                                                            --------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.................................................  (266,378)          (763)       (15,988)
Sale of short-term liquid investments.....................................................     1,676         12,325         22,303
Restricted cash released (deposited)......................................................        91              -           (420)
Investments in and advances to affiliated companies and acquisition of assets.............    (5,177)       (11,389)        (3,272)
Consolidation (deconsolidation) of New Zealand subsidiary.................................       613         (9,881)             -
Capital expenditures......................................................................  (117,819)       (71,466)      (101,135)
Decrease in construction payables.........................................................    (1,416)        (2,007)       (29,621)
                                                                                            --------      ---------      ---------
Net cash flows from investing activities..................................................  (388,410)       (83,181)      (128,133)
                                                                                            --------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent..............................................................    29,659         58,947          7,863
Cash contributed from minority interest partner...........................................         -              -         19,566
Proceeds from issuance of common stock by subsidiary, net.................................   292,784              -              -
Proceeds from issuance of common stock in connection with subsidiary option plan..........       807              -              -
Warrants exercised........................................................................         1              -              -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility.......................   229,928         39,519         85,210
Payment of the Austar Bank Facility.......................................................  (129,149)             -              -
Proceeds from offering of senior discount notes...........................................         -              -         29,925
Borrowings on related party payable to parent.............................................         -              -          9,998
Deferred debt financing costs.............................................................    (8,014)          (473)        (5,643)
Payment of capital leases and other debt..................................................      (927)        (3,326)          (490)
                                                                                            --------      ---------      ---------
Net cash flows from financing activities..................................................   415,089         94,667        146,429
                                                                                            --------      ---------      ---------

EFFECT OF EXCHANGE RATES ON CASH..........................................................    (1,976)           193           (265)
                                                                                            --------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................     5,847        (12,163)        (6,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................       181         12,344         19,220
                                                                                            --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................  $  6,028      $     181      $  12,344
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

                         UNITED AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P") (formerly known as UIH Australia/Pacific, Inc.) a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ( "UAP ") (formerly known as UIH Asia/Pacific Communications, Inc.), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ( "United ") (formerly known as United International Holdings, Inc.), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign pay television, programming and telephony operations.

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
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              91.7%    *
          ***********************************************************
          *                                                         *
          *                  United Austar, Inc. (1)                *
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
          *                                                         *
          ***********************************************************

          (1) United Austar, Inc. is a holding company for United A/P's investment in Austar United Communications Limited.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTATEMENT

In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% direct ownership interest in United Austar, Inc., increasing the Company's interest in XYZ Entertainment to 50.0%. This transaction was previously accounted for as a contribution of capital rather than a sale of subsidiary stock. Net income as restated increased to $40.6 million from $35.4 million as previously reported for the year ended December 31, 1999. Basic net income per share as restated increased to $2.28 from $1.99 as previously reported for the year ended December 31, 1999. Diluted net income per share as restated increased to $2.23 from $1.94 as previously reported for the year ended December 31, 1999.

3.   RESTRUCTURING OF ASSETS AND INITIAL PUBLIC OFFERING

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

INITIAL PUBLIC OFFERING

In July 1999, Austar United successfully completed an initial public offering ("Austar United IPO") selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds in Australian dollars ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, the Company recognized a gain of $226.5 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's IPO reduced the Company's ownership interest from 91.7% to approximately 69.2%. Subsequent stock option exercises reduced the Company's ownership interest to 69.1% as of December 31, 1999. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis is approximately 67.5% at December 31, 1999.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARY

Variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiary affect the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                              For the Year Ended
                                                              December 31, 1999
                                                              ------------------
                                                                   Austar
                                                                   United
                                                              ------------------
                                                                (In thousands)
     Variable plan accounting for stock options...............     $40,883
     Deferred compensation expense............................     (40,883)
     Amortization of deferred compensation....................      21,024
                                                                   -------
          Total...............................................     $21,024
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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                      For the Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                     1999           1998           1997
                                                                                 -------------  -------------- -------------
                                                                                                (In thousands)
     Expected income tax benefit at the U.S. statutory rate of 35.0%............   $ 12,177       $(68,597)      $(58,333)
     Tax effect of permanent and other differences:
       Change in valuation reserve..............................................     66,968         64,624         56,060
       State tax, net of federal benefit........................................      1,044         (6,189)        (5,042)
       International rate differences...........................................      3,325         (1,251)          (615)
       Non-deductible interest accretion on the Notes...........................      1,693          2,605          2,145
       Amortization of outside basis differences................................        788          1,412          1,570
       Amortization of licenses.................................................        923          1,819          1,312
       Gain on issuance of common equity securities by subsidiary...............    (94,528)             -              -
       Non-deductible expenses and other........................................      8,603          5,577          2,903
                                                                                   --------       --------       --------
     Total income tax expense...................................................   $    993       $      -       $      -
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

   (a)(1)  Financial Statements

   Included in PART II of the Report:                                                                              Page
                                                                                                                  Number
                                                                                                                  ------
     UNITED AUSTRALIA/PACIFIC, INC.
     Report of Independent Public Accountants.................................................................       27
     Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................       28
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...............       29
     Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999,
       1998 and 1997..........................................................................................       30
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...............       31
     Notes to Consolidated Financial Statements...............................................................       33

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

       10.6 Channel Supply Agreement dated June 30, 1995, among XYZ, CUPV and East Coast Pay Television Pty Limited ("ECT"). (1)

       10.7    Management   Agreement   dated  May  1,  1996,   between   United
               Management, Inc. and the Issuer. (1)

       10.8 Tax Allocation Agreement dated May 8, 1996, among United, UAP and the Issuer. (1)

       10.9 Management Services Agreement dated June 24, 1999, between United International Holdings, Inc. doing business as UnitedGlobalCom ("United") and Austar United Communications Ltd. ("Austar United"). (6)

       10.10 Registration Rights Agreement dated June 16, 1999 between Austar United and UIH Austar, Inc. (6)

       10.11 Master Seconded Employee Services Agreement dated June 16, 1999, between United and Austar United. (6)

       10.12 General Agreement dated June 16, 1999 between United and Austar United. (6)

       12.1    Statement re: Ratio of Earnings to Fixed Charges.

       21.1    List of Subsidiaries.

       23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United Australia/Pacific, Inc.).

       24.1    Power of Attorney.

       27.1    Financial Data Schedule.
---------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-05017) filed on May 31, 1996.
(2) Incorporated by reference from the Certain Report on Form 8-K (SEC File No. 333-05017) filed on July 28, 1999.
(3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (SEC File No. 333-39707) filed on December 5, 1997.
(4) Incorporated by reference from the Annual Report on Form 10-K of United International Holdings, Inc. for the period ended December 31, 1998 (File No. 0-21974).
(5) Incorporated by reference from Quarterly Report on Form 10-Q (SEC File No. 333-05017) for the quarter ended September 30, 1999, filed on November 15, 1999.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000.


     (b)   Reports on Form 8-K filed during the quarter:

           None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United Australia/Pacific, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of United Australia/Pacific, Inc. included in this Form 10-K/A No. 1 and have issued our report thereon dated March 29, 2000 (except with respect to the matter discussed in Note 2 to the consolidated financial statements, as to which the date is August 14, 2000). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP




Denver, Colorado
March 29, 2000  (except with respect
  to the matter  discussed in Note 2
  to   the  consolidated   financial
  statements,  as to which  the date
  is August 14, 2000).

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                                         PARENT ONLY
                                                         SCHEDULE 1
                                      Condensed Financial Information of the Registrant
                                  (Stated in thousands, except share and per share amounts)


                                                                                                             As of December 31,
                                                                                                          -------------------------
                                                                                                             1999          1998
                                                                                                          -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents............................................................................    $    298      $      -
  Short-term liquid investments........................................................................         497           763
  Related party receivables and costs to be reimbursed.................................................         327           327
  Other current assets.................................................................................          10             3
                                                                                                           --------      --------
     Total current assets..............................................................................       1,132         1,093
  Investments in and advances to affiliated companies, accounted for under the equity method, net......     223,675        52,801
  Deferred financing costs, net of accumulated amortization of $1,927 and $1,215, respectively.........       8,461         9,173
                                                                                                           --------      --------

     Total assets......................................................................................    $233,268      $ 63,067
                                                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Related party payables...............................................................................    $  1,977      $  1,056
  Accounts payable.....................................................................................           -             -
  Accrued liabilities..................................................................................           -             -
                                                                                                           --------      --------
     Total current liabilities.........................................................................       1,977         1,056
Senior discount notes..................................................................................     407,945       356,640
                                                                                                           --------      --------
     Total liabilities.................................................................................     409,922       357,696

Minority interest......................................................................................           -             -
                                                                                                           --------      --------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........           -             -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 and 17,810,249
   shares issued and outstanding, respectively.........................................................         178           178
  Additional paid-in capital...........................................................................     306,616       215,624
  Deferred compensation................................................................................     (19,859)            -
  Accumulated deficit..................................................................................    (440,649)     (481,240)
  Other cumulative comprehensive loss..................................................................     (22,940)      (29,191)
                                                                                                           --------      --------
     Total stockholders' deficit.......................................................................    (176,654)     (294,629)
                                                                                                           --------      --------

   Total liabilities and stockholders' deficit.........................................................    $233,268      $ 63,067
                                                                                                           ========      ========


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                                         PARENT ONLY
                                                         SCHEDULE 1
                                Condensed Information as to the Operations of the Registrant
                                                    (Stated in thousands)

                                                                                                For the Years Ended December 31,
                                                                                            ----------------------------------------
                                                                                               1999           1998           1997
                                                                                            -----------    -----------    ----------
Corporate general and administrative expense, including management
  fees to related party of $921, $853 and $790, respectively.............................    $ (4,301)     $  (5,689)     $  (3,189)
                                                                                             --------      ---------      ---------
     Operating loss......................................................................      (4,301)        (5,689)        (3,189)

Interest income..........................................................................          40             81            643
Interest expense.........................................................................     (52,017)       (48,108)       (38,115)
Other expense, net.......................................................................          (1)          (836)          (559)
                                                                                             --------      ---------      ---------
     Loss before other item..............................................................     (56,279)       (54,552)       (41,220)

Share in results of affiliated companies, net............................................      96,870       (151,739)      (126,836)
                                                                                             --------      ---------      ---------
     Net income (loss)...................................................................    $ 40,591      $(206,291)     $(168,056)
                                                                                             ========      =========      =========

Foreign currency translation adjustments.................................................    $  6,251      $    (227)     $ (30,831)
Unrealized gains on securities:
     Reclassification adjustment for losses included in net income (loss)................           -              -          3,412
                                                                                             --------      ---------      ---------
Comprehensive income (loss)..............................................................    $ 46,842      $(206,518)     $(195,475)
                                                                                             ========      =========      =========

                                              UNITED AUSTRALIA/PACIFIC, INC.
                                                      PARENT ONLY
                                                      SCHEDULE 1
                                 Condensed Information as to the Cash Flows of the Registrant
                                                (Stated in thousands)
                                                                                                       For the Years Ended
                                                                                                           December 31,
                                                                                              -------------------------------------
                                                                                                 1999          1998         1997
                                                                                              ----------    -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................................   $ 40,591     $(206,291)   $(168,056)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Share in results of affiliated companies, net.............................................    (96,870)      151,739      126,836
  Allocation of expense accounted for as capital contributions by parent....................      3,216         4,622        1,949
  Accretion of interest on senior notes and amortization of deferred
   financing costs..........................................................................     52,017        48,108       38,115
  Decrease in related party receivables and other assets....................................        157           603        1,768
  Increase in accounts payable, accrued liabilities and other...............................        921         2,332        2,210
                                                                                               --------     ---------    ---------
Net cash flows from operating activities....................................................         32         1,113        2,822
                                                                                               --------     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...................................................          -          (763)     (15,988)
Sale of short-term liquid investments.......................................................        266        12,325       22,303
Investments in and advances to affiliated companies and other investments...................    (29,659)      (72,570)     (61,024)
                                                                                               --------     ---------    ---------
Net cash flows from investing activities....................................................    (29,393)      (61,008)     (54,709)
                                                                                               --------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent................................................................     29,659        58,947        7,863
Proceeds from offering of senior discount notes.............................................          -             -       29,925
Borrowings on related party payable to parent...............................................          -             -        4,999
Deferred financing costs....................................................................          -            (7)        (755)
                                                                                               --------     ---------    ---------
Net cash flows from financing activities....................................................     29,659        58,940       42,032
                                                                                               --------     ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................................        298          (955)      (9,855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................................          -           955       10,810
                                                                                               --------     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................................   $    298     $       -    $     955
                                                                                               ========     =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent..................................................   $ 17,233     $  12,473    $   7,800
                                                                                               ========     =========    =========
Gain on issuance of shares by New Zealand subsidiary........................................   $      -     $       -    $   5,985
                                                                                               ========     =========    =========
Non-cash issuance of warrants to purchase common stock......................................   $      -     $       -    $   3,678
                                                                                               ========     =========    =========
Increase in unrealized loss on investment...................................................   $      -     $       -    $    (985)
                                                                                               ========     =========    =========


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 14th day of August 2000.


                                           United Australia/Pacific, Inc.
                                           a Colorado corporation

                                           By:  /S/ Valerie L. Cover
                                           -------------------------------------
                                           Valerie L. Cover
                                           Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                           Title of Position
Signature                               Held With the Registrant
---------                               ------------------------

     *
---------------------------------
Gene W. Schneider                       Chairman of the Board              August 14, 2000

     *
---------------------------------
Michael T. Fries                        Director, President and            August 14, 2000
                                          Chief Executive Officer


/S/ Valerie L. Cover
---------------------------------
Valerie L. Cover                        Controller (Principal
                                          Accounting Officer)              August 14, 2000



*  By:   /S/ Valerie L. Cover
        ------------------------
        Valerie L. Cover
        Attorney-in-fact