Form 10-Q/A
period 2000-03-31
UIH AUSTRALIA PACIFIC INC
filed 2000-08-14
CIK 1015611

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
------



                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                            As of        As of
                                                                                                          March 31,    December 31,
                                                                                                             2000         1999
                                                                                                          ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................................    $  5,068       $  6,028
  Short-term liquid investments.......................................................................     231,775        269,393
  Subscriber receivables, net.........................................................................       7,981          8,177
  Related party receivables...........................................................................       2,390          1,645
  Other receivables...................................................................................       2,853          6,196
  Stock subscription receivable.......................................................................     101,645              -
  Inventory...........................................................................................      13,615         14,193
  Prepaids and other current assets...................................................................       4,235          5,146
                                                                                                          --------     ----------
       Total current assets...........................................................................     369,562        310,778
Investments in and advances to affiliated companies, accounted for under the equity method, net.......      28,757         28,546
Property, plant and equipment, net of accumulated depreciation of $267,378 and $261,891,
  respectively........................................................................................     206,152        219,394
Goodwill and other intangible assets, net of accumulated amortization of $25,047 and $23,536,
  respectively........................................................................................      81,878         91,346
Deferred financing costs, net of accumulated amortization of $5,270 and $4,427, respectively..........      14,783         16,377
Other non-current assets, net.........................................................................       3,041            150
                                                                                                          --------       --------
       Total assets...................................................................................    $704,173       $666,591
                                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable....................................................................................    $  9,376       $ 16,463
  Accrued liabilities.................................................................................      31,181         32,151
  Construction payables...............................................................................       3,670          4,370
  Current portion of due to parent....................................................................      13,547         12,754
  Current portion of notes payable....................................................................       3,004              -
  Current portion of other long-term debt.............................................................       1,011          1,500
                                                                                                          --------       --------
       Total current liabilities......................................................................      61,789         67,238
Due to parent.........................................................................................       8,904          9,621
Senior discount notes.................................................................................     421,895        407,945
Other long-term debt..................................................................................     260,357        261,151
Deferred tax liability................................................................................         938          1,014
Other long-term liabilities...........................................................................       1,388            456
                                                                                                          --------       --------
       Total liabilities..............................................................................     755,271        747,425
                                                                                                          --------       --------

Minority interest in subsidiary.......................................................................     119,626         95,820
                                                                                                          --------       --------

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding..........           -              -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 shares issued and
    outstanding.......................................................................................         178            178
  Additional paid-in capital..........................................................................     306,640        306,616
  Deferred compensation...............................................................................     (18,160)       (19,859)
  Accumulated deficit.................................................................................    (421,202)      (440,649)
  Other cumulative comprehensive loss.................................................................     (38,180)       (22,940)
                                                                                                          --------       --------
       Total stockholders' deficit....................................................................    (170,724)      (176,654)
                                                                                                          --------       --------
       Total liabilities and stockholders' deficit....................................................    $704,173       $666,591
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                           March 31,
                                                                                              -----------------------------------
                                                                                                  2000                  1999
                                                                                              -------------         -------------
Revenue.....................................................................................   $   46,344            $   30,432

System operating expense, including related party expense of $600 and $1,393,
  respectively..............................................................................      (35,617)              (23,233)
System selling, general and administrative expense..........................................      (14,776)              (10,653)
Corporate general and administrative expense, including management fees and allocated
  expense from related party of $236 and $1,008, respectively...............................       (2,719)               (1,029)
Depreciation and amortization...............................................................      (30,027)              (24,461)
                                                                                               ----------            ----------
        Operating loss......................................................................      (36,795)              (28,944)

Gain on issuance of common equity securities by subsidiary..................................       61,172                     -
Interest income.............................................................................        3,148                    33
Interest expense............................................................................      (19,299)              (14,922)
Other expense, net..........................................................................         (182)                 (330)
                                                                                               ----------            ----------
       Income (loss) before income taxes and other items....................................        8,044               (44,163)

Income tax expense..........................................................................          (75)                    -
Minority interest in subsidiary.............................................................       12,059                     -
Share in results of affiliated companies, net...............................................         (581)               (3,372)
                                                                                               ----------            ----------
       Net income (loss)....................................................................   $   19,447            $  (47,535)
                                                                                               ==========            ==========

Foreign currency translation adjustments....................................................   $  (15,240)           $    1,258
                                                                                               ==========            ==========
       Comprehensive income (loss)..........................................................   $    4,207            $  (46,277)
                                                                                               ==========            ==========

Net income (loss) per common share:
       Basic net income (loss)..............................................................   $     1.09            $    (2.67)
                                                                                               ==========            ==========
       Diluted net income (loss)............................................................   $     1.06            $    (2.67)
                                                                                               ==========            ==========

Weighted-average number of common shares outstanding:
       Basic................................................................................   17,810,299            17,810,249
                                                                                               ==========            ==========
       Diluted..............................................................................   18,298,249            17,810,249
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       (Stated in thousands, except share amounts)
                                                      (Unaudited)


                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1999............. 17,810,299    $178      $306,616     $(19,859)     $(440,649)     $(22,940)     $(176,654)

Cash contributions from parent..........          -       -            24            -              -             -             24

Amortization of deferred compensation...          -       -             -        1,699              -             -          1,699

Net income..............................          -       -             -            -         19,447             -         19,447

Change in cumulative translation
  adjustments...........................          -       -             -            -              -       (15,240)       (15,240)

                                         ==========    ====      ========     ========      =========      ========      =========
Balances, March 31, 2000................ 17,810,299    $178      $306,640     $(18,160)     $(421,202)     $(38,180)     $(170,724)
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                                                                     For the Three Months Ended
                                                                                                              March 31,
                                                                                                  --------------------------------
                                                                                                      2000               1999
                                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................................     $19,447            $(47,535)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary....................................     (61,172)                  -
  Share in results of affiliated companies, net.................................................      (1,508)              1,777
  Minority interest in subsidiaries.............................................................     (12,059)                  -
  Depreciation and amortization.................................................................      30,027              24,461
  Allocation of expense accounted for as capital contributions by parent........................           -                 789
  Stock-based compensation expense..............................................................       2,459                   -
  Accretion of interest on senior notes and amortization of deferred financing costs............      15,010              12,731
  Increase in receivables, net..................................................................      (1,303)               (974)
  (Increase) decrease in other assets...........................................................      (2,210)              2,135
  Increase (decrease) in accounts payable, accrued liabilities and other........................       1,373              (5,612)
                                                                                                     -------            --------
Net cash flows from operating activities........................................................      (9,936)            (12,228)
                                                                                                     -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................    (489,594)             (1,066)
Sale of short-term liquid investments...........................................................     507,753               1,060
Investments in and advances to affiliated companies and acquisition of assets...................      (2,578)             (5,177)
Distribution received from affiliated company...................................................       1,576                   -
Capital expenditures............................................................................     (29,201)            (22,064)
Other...........................................................................................        (387)                852
                                                                                                     -------            --------
Net cash flows from investing activities........................................................     (12,431)            (26,395)
                                                                                                     -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent.....................................................................         23              19,230
Proceeds from issuance of common stock in connection with subsidiary option plan.................        537                   -
Borrowings on the New Austar Bank Facility and Saturn Bank Facility..............................     18,162              18,941
Borrowings on other debt, net....................................................................      3,113                  37
                                                                                                     -------            --------
Net cash flows from financing activities.........................................................     21,835              38,208
                                                                                                     -------            --------

EFFECT OF EXCHANGE RATES ON CASH.................................................................       (428)                406
                                                                                                     -------            --------
DECREASE IN CASH AND CASH EQUIVALENTS............................................................       (960)                 (9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................................      6,028                 181
                                                                                                     -------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................................    $ 5,068            $    172
                                                                                                     =======            ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest...........................................................................    $ 2,027            $  2,311
                                                                                                     =======            ========
Cash received for interest.......................................................................    $ 6,018            $      8
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

The following chart presents a summary of the Company's  ownership structure and
its  significant  investments  in  multi-channel  television,   programming  and
telephone operations as of March 31, 2000.

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
          *                  United Austar, Inc. (1)                *
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

RESTATEMENT

In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% direct ownership interest in United Austar, Inc., increasing the Company's interest in XYZ Entertainment to 50.0%. This transaction was previously accounted for as a contribution of capital rather than a sale of subsidiary stock. Net income as restated decreased to $19.4 million from $22.6 million as previously reported for the three months ended March 31, 2000. Basic net income per share as restated decreased to $1.09 from $1.27 as previously reported for the three months ended March 31, 2000. Diluted net income per share as restated decreased to $1.06 from $1.23 as previously reported for the three months ended March 31, 2000.

3.   ACQUISITIONS AND OTHER

SECONDARY OFFERING. On March 29, 2000, Austar United sold 20.0 million shares on the Australian Stock Exchange (the "Secondary Offering") at Australian dollars ("A$") 8.50 ($5.20) per share for gross and net proceeds of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively to be received in April 2000. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, the Company recognized a gain of $61.2 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

Austar United's initial public offering ("Austar United IPO") in July 1999 reduced the Company's ownership interest from 91.7% to approximately 69.2%. Subsequent stock option exercises and the Secondary Offering reduced the Company's ownership interest to 66.3% as of March 31, 2000. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis was approximately 64.5% at March 31, 2000.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
                                   =======       =======      =======

(1)  Adjusted  EBITDA"  represents net operating  earnings before  depreciation,
     amortization  and  stock-based  compensation  charges.   Industry  analysts
     generally  consider  Adjusted  EBITDA to be a helpful  way to  measure  the performance of cable television  operations and  communications  companies.
     Management believes Adjusted EBITDA helps investors to assess the cash flow from  operations  from  period to period and thus,  to value the  Company's business.  Adjusted EBITDA should not, however, be considered a replacement for net  income,  cash  flows or for any other  measure of  performance  or liquidity  under U.S.  GAAP,  or as an indicator  of a company's  operating performance.  The  Company's  presentation  of  Adjusted  EBITDA may not be comparable to statistics  with a similar name reported by other  companies.
     Not all companies and analysts calculate EBITDA in the same manner.

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

INTRODUCTION

As of March 31, 2000, through Austar United we held (i) an effective 66.3% economic interest in Austar, (ii) a 66.3% interest in Saturn and (iii) a 33.1% interest in XYZ Entertainment. We decreased our interest in Austar United from 91.7% to approximately 69.2% in connection with the July 1999 Austar United IPO. Subsequent stock option exercises and the Secondary Offering in March 2000 reduced our ownership interest to 72.3% as of March 31, 2000 (64.5% on a fully diluted basis after vested employee options).

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

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                           As of March 31, 2000
                                                 ----------------------------------------------------------------------
                                                  Television                    Basic                        Economic
                                                   Homes in       Homes      Subscribers/        Basic       Ownership
                                                 Service Area     Passed        Lines         Penetration    Interest
                                                 ------------    ---------   -------------    ------------   ---------
Multi-channel TV subscribers:
  Austar.........................................  2,085,000     2,083,108     389,816           18.7%         66.3%
  Saturn.........................................    141,000        87,319      17,811           20.4%         66.3%
                                                   ---------     ---------     -------
       Total.....................................  2,226,000     2,170,427     407,627
                                                   ---------     ---------     -------
Telephone lines:
  Saturn.........................................    141,000        95,397      28,095           29.5%         66.3%
                                                   ---------     ---------     -------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A     963,000(1)          N/A         33.1%
                                                   ---------     ---------     -------

Data subscribers:
  Saturn (2).....................................    141,000        95,397       8,485            8.9%         66.3%
                                                   ---------     ---------     -------


                                                                           As of March 31, 1999
                                                 ----------------------------------------------------------------------
                                                  Television                    Basic                        Economic
                                                   Homes in       Homes      Subscribers/        Basic       Ownership
                                                 Service Area     Passed        Lines         Penetration    Interest
                                                 ------------    ---------   -------------    ------------   ---------

Multi-channel TV subscribers:
  Austar.........................................  2,085,000     2,083,108     311,119           14.9%        100.0%
  Saturn.........................................    141,000        56,249       7,570           13.5%         65.0%
                                                   ---------     ---------     -------
       Total.....................................  2,226,000     2,139,357     318,689
                                                   ---------     ---------     -------

Telephone lines:
  Saturn.........................................    141,000        53,257      14,902           28.0%         65.0%
                                                   ---------     ---------     -------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A     750,400(1)          N/A         25.0%
                                                   ---------     ---------     -------

Data subscribers:
  Saturn.........................................    141,000        53,257         900            1.7%         65.0%
                                                   ---------     ---------     -------

(1) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had invested approximately $466.3 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Australian IPO or Secondary Offering, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                                            As of
                                                                                          March 31,
     Sources of Fundings:                                                                    2000
                                                                                         -----------
                                                                                        (In thousands)
     Senior discount notes proceeds, net of offering costs...........................     $244,652
     Cash contributions and other equity from parent (1) (2).........................      214,576
     Cash received for interest......................................................        7,083
                                                                                          --------
          Total......................................................................     $466,311
                                                                                          ========

                                                                                            As of
                                                                                         December 31,
     Uses of Fundings:                                                                       1999
                                                                                         ------------
                                                                                        (In thousands)
     Austar (1)......................................................................     $349,429
     Saturn..........................................................................       44,612
     XYZ Entertainment...............................................................       16,481
     Other (2).......................................................................       55,789
                                                                                          --------
          Total......................................................................     $466,311
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

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. On March 29, 2000, Austar United successfully completed the Secondary Offering selling 20.0 million shares on the Australian Stock Exchange raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $61.2 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

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

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of losses was $12.1 million for the three months ended March 31, 2000. Austar United's IPO (July 1999) and its Secondary Offering (March 2000) reduced our ownership to 66.3% as of March 31, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of income (losses) before arriving at net income (loss).

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $0.6 million and $3.4 million for the three months ended March 31, 2000 and 1999, respectively, as follows:

                                                             For the Three Months Ended
                                                                       March 31,
                                                             ---------------------------
                                                                2000             1999
                                                             ----------       ----------
                                                                   (In thousands)
     XYZ Entertainment......................................   $(615)           $(1,402)
     Saturn (1).............................................       -             (1,970)
     Other..................................................      34                  -
                                                               -----            -------
          Total share in results of affiliated companies....   $(581)           $(3,372)
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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         10.1 Shareholders Agreement dated April 6, 2000, among Telstra Corporation Limited ("TCL"), Telstra Holdings Pty Limited ("THPL"), Austar United Communications Limited ("AUCL"), Saturn Holdings Company Pty Ltd. ("Saturn NZ") and Saturn Communications Limited ("Saturn"). (1)

         10.2       Merger  Agreement  dated  April 6,  2000,  between  THPL and
                    Saturn. (1)

         10.3       Warranty  Agreement  dated  April 6, 2000,  between  TCL and
                    AUCL. (1)

         10.4 Offer to Acquire Shares dated April 6, 2000, between Saturn and THPL. (1)

         27.1       Financial Data Schedule

                    (1) Incorporated by reference from United A/P's Quarterly Report on Form 10-Q dated May 15, 2000.

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