Form 10-Q
period 2000-06-30
UIH AUSTRALIA PACIFIC INC
filed 2000-08-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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


The Company has no publicly-traded shares of capital stock. As of August 8, 2000 the Company had 17,810,299 shares of common stock outstanding.

                                            United Australia/Pacific, Inc.
                                                  TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                           PART I - FINANCIAL INFORMATION
                                           ------------------------------

Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999..............     2

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000
         and 1999 (Unaudited).................................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Six Months Ended June 30, 2000
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and
         1999 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15
------

Item 3 - Quantitative and Qualitative Disclosure about Market Risk...........................................     21
------




                                              PART II - OTHER INFORMATION
                                              ---------------------------


Item 6 - Exhibits and Reports on Form 8-K....................................................................     23
------


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)

                                                                                                            As of        As of
                                                                                                           June 30,    December 31,
                                                                                                             2000         1999
                                                                                                         -----------   ------------
ASSETS                                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents............................................................................   $  3,199       $  6,028
  Short-term liquid investments........................................................................    300,306        269,393
  Subscriber receivables, net..........................................................................      8,906          8,177
  Related party receivables............................................................................      2,601          1,645
  Other receivables....................................................................................     10,304          6,196
  Inventory............................................................................................      5,281         14,193
  Prepaids and other current assets....................................................................      3,426          5,146
                                                                                                          --------       --------
      Total current assets.............................................................................    334,023        310,778
Investments in and advances to affiliated companies, accounted for under the equity method, net........     85,448         28,546
Property, plant and equipment, net of accumulated depreciation of $266,678 and $261,891, respectively..    115,282        219,394
Goodwill and other intangible assets, net of accumulated amortization of $22,727 and $23,536,
  respectively.........................................................................................     55,503         91,346
Deferred financing costs, net of accumulated amortization of $5,381 and $4,427, respectively...........     12,807         16,377
Other non-current assets, net..........................................................................        158            150
                                                                                                          --------       --------
      Total assets.....................................................................................   $603,221       $666,591
                                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.....................................................................................   $  5,257       $ 16,463
  Accrued liabilities..................................................................................     28,463         32,151
  Construction payables................................................................................        121          4,370
  Current portion of due to parent.....................................................................     15,227         12,754
  Current portion of other long-term debt..............................................................        951          1,500
                                                                                                          --------       --------
      Total current liabilities........................................................................     50,019         67,238
Due to parent..........................................................................................      8,618          9,621
Senior discount notes..................................................................................    436,336        407,945
Other long-term debt...................................................................................    220,782        261,151
Deferred tax liability.................................................................................        137          1,014
Other long-term liabilities............................................................................        325            456
                                                                                                          --------       --------
      Total liabilities................................................................................    716,217        747,425
                                                                                                          --------       --------

Minority interests in subsidiaries.....................................................................    104,010         95,820
                                                                                                          --------       --------

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........          -              -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 shares issued and
    outstanding........................................................................................        178            178
  Additional paid-in capital...........................................................................    306,685        306,616
  Deferred compensation................................................................................    (16,614)       (19,859)
  Accumulated deficit..................................................................................   (464,575)      (440,649)
  Other cumulative comprehensive loss..................................................................    (42,680)       (22,940)
                                                                                                          --------       --------
      Total stockholders' deficit......................................................................   (217,006)      (176,654)
                                                                                                          --------       --------
      Total liabilities and stockholders' deficit......................................................   $603,221       $666,591
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                For the Three Months Ended  For the Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                --------------------------  ------------------------
                                                                                    2000          1999         2000        1999
                                                                                -----------    -----------  ----------   -----------
Revenue.......................................................................  $   42,547     $   34,388   $   88,891   $   64,820
System operating expense, including related party expense of $620, $2,131,
  $1,220 and $3,524, respectively.............................................     (33,542)       (24,212)     (69,159)     (47,445)
System selling, general and administrative expense............................     (15,487)       (11,688)     (30,263)     (22,341)
Corporate general and administrative expense, including management fees and allocated expense from related party of $249, $18,640, $485 and
  $19,648, respectively.......................................................      (2,558)       (18,748)      (5,277)     (19,777)
Depreciation and amortization.................................................     (24,770)       (25,482)     (54,797)     (49,943)
                                                                                ----------     ----------   ----------   ----------
      Operating loss..........................................................     (33,810)       (45,742)     (70,605)     (74,686)

Gain on issuance of common equity securities by subsidiary....................           -         22,298       61,172       22,298
Interest income...............................................................       5,100             34        8,248           67
Interest expense..............................................................     (19,670)       (18,115)     (38,969)     (33,037)
Other expense, net............................................................      (2,178)        (5,436)      (2,360)      (5,766)
                                                                                ----------     ----------   ----------   ----------
      Loss before income taxes and other items................................     (50,558)       (46,961)     (42,514)     (91,124)

Income tax benefit............................................................         816              -          741            -
Minority interests in subsidiaries............................................      14,154              -       26,213            -
Share in results of affiliated companies, net.................................      (7,785)        (5,308)      (8,366)      (8,680)
                                                                                ----------     ----------   ----------   ----------
      Net loss................................................................  $  (43,373)    $  (52,269)  $  (23,926)  $  (99,804)
                                                                                ==========     ==========   ==========   ==========

Foreign currency translation adjustments......................................  $   (4,500)    $    2,122   $  (19,740)  $    3,380
                                                                                ----------     ----------   ----------   ----------
      Comprehensive loss......................................................  $  (47,873)    $  (50,147)  $  (43,666)  $  (96,424)
                                                                                ==========     ==========   ==========   ==========

Net loss per common share:
      Basic and diluted net loss..............................................  $    (2.44)    $    (2.93)  $    (1.34)  $    (5.60)
                                                                                ==========     ==========   ==========   ==========

Weighted-average number of common shares outstanding:
      Basic and diluted.......................................................  17,810,299     17,810,249   17,810,299   17,810,249
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       (Stated in thousands, except share amounts)


                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1999............. 17,810,299    $178      $306,616     $(19,859)     $(440,649)     $(22,940)     $(176,654)

Cash contributions from parent..........          -       -            69            -              -             -             69

Amortization of deferred compensation...          -       -             -        3,245              -             -          3,245

Net income..............................          -       -             -            -        (23,926)            -        (23,926)

Change in cumulative translation
  adjustments...........................          -       -             -            -              -       (19,740)       (19,740)

                                         ==========    ====      ========     ========      =========      ========      =========
Balances, June 30, 2000 (Unaudited)..... 17,810,299    $178      $306,685     $(16,614)     $(464,575)     $(42,680)     $(217,006)
                                         ==========    ====      ========     ========      =========      ========      =========

(1)  As of June 30, 2000, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments only.


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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                                                                     For the Six Months Ended
                                                                                                             June 30,
                                                                                                  --------------------------------
                                                                                                      2000               1999
                                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................................  $  (23,926)          $(99,804)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary....................................     (61,172)           (22,298)
  Share in results of affiliated companies, net.................................................       4,384              2,993
  Minority interests in subsidiaries............................................................     (26,213)                 -
  Depreciation and amortization.................................................................      54,797             49,943
  Allocation of expense accounted for as capital contributions by parent........................           -              1,568
  Stock-based compensation expense..............................................................       4,718             17,630
  Accretion of interest on senior notes and amortization of deferred financing costs............      30,291             27,734
  (Increase) decrease in receivables, net.......................................................      (4,228)                65
  (Increase) decrease in other assets...........................................................      (4,712)             3,347
  Increase (decrease) in accounts payable, accrued liabilities and other........................       1,911             (2,269)
                                                                                                  ----------           --------
Net cash flows from operating activities........................................................     (24,150)           (21,091)
                                                                                                  ----------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................  (1,043,474)            (1,066)
Sale of short-term liquid investments...........................................................     987,258              1,060
Investments in and advances to affiliated companies and acquisition of assets...................      (4,862)            (5,177)
New acquisitions, net of cash acquired..........................................................      (3,684)                 -
Dividend received from affiliate................................................................       3,197                  -
Capital expenditures............................................................................     (53,942)           (46,797)
Deconsolidation of New Zealand subsidiary.......................................................         (52)                 -
Other...........................................................................................      (4,618)              (829)
                                                                                                  ----------           --------
Net cash flows from investing activities........................................................    (120,177)           (52,809)
                                                                                                  ----------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent....................................................................          69             29,403
Proceeds from issuance of common equity securities by subsidiary................................     102,403                  -
Borrowings on the Austar Bank Facility..........................................................           -             19,372
Borrowings on the New Austar Bank Facility......................................................      38,848            162,081
Payment of the Austar Bank Facility.............................................................           -           (129,149)
Payment on capital leases and other debt........................................................           -               (281)
Deferred financing costs and other..............................................................         695             (7,937)
                                                                                                  ----------           --------
Net cash flows from financing activities........................................................     142,015             73,489
                                                                                                  ----------           --------

EFFECT OF EXCHANGE RATES ON CASH................................................................        (517)               368
                                                                                                  ----------           --------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................................      (2,829)               (43)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................       6,028                181
                                                                                                  ----------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................  $    3,199           $    138
                                                                                                  ==========           ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest..........................................................................  $    7,733           $  7,265
                                                                                                  ===========          ========
Cash received for interest......................................................................  $   10,323           $     10
                                                                                                  ==========           ========
DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital.................................................................................  $   (7,319)          $      -
Property, plant and equipment...................................................................      93,202                  -
Recording of investment in Saturn...............................................................     (62,857)                 -
Goodwill and other assets.......................................................................      35,451                  -
Notes payable and other debt....................................................................     (58,529)                 -
                                                                                                  ----------           --------
Total cash relinquished.........................................................................  $      (52)          $      -
                                                                                                  ==========           ========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P"), a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of June 30, 2000.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              91.7%    *
          ***********************************************************
          *                                                         *
          *                 United Austar, Inc. (1)                 *
          *                                                         *
          ***********************************************************
                                       *
                              72.3%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * Austar Entertainment Pty Limited ("Austar")   100.0%    *
          * Austar United Broadband Pty Limited ("AUB")   100.0% (2)*
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                               50.0%    *
          *New Zealand:                                             *
          * Telstra Saturn Limited ("TSL")                 50.0% (3)*
          *                                                         *
          ***********************************************************

          (1) United Austar, Inc. is a holding company for United A/P's investment in Austar United Communications Limited.
          (2) On August 11, 1999, AUB, a wholly-owned subsidiary of Austar United, was formed to provide broadband Internet access services to the Australian market.
          (3) On April 6, 2000, Saturn Communications Limited ("Saturn") merged with Telstra New Zealand Limited ("Telstra NZ"), a wholly-owned subsidiary of Telstra Corporation Limited ("Telstra").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. During the first six months of 1999, the Company accounted for its investment in Saturn under the equity method in order to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the Securities and Exchange Commission ("SEC"), because the minority shareholder of Saturn ("SaskTel") had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Immediately prior to Austar United's initial public offering ("Austar United IPO"), Austar United issued 13,659,574 shares of Austar United to SaskTel for their 35.0% interest in Saturn and began consolidating Saturn's results effective August 1, 1999. Effective April 1, 2000, the Company again discontinued consolidating the results of Saturn due to the formation of TSL, a 50/50 joint venture, which is accounted for under the equity method.

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

REVENUE RECOGNITION

Revenue is primarily derived from the sale of multi-channel television, telephone and Internet services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

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

BASIC AND DILUTED NET LOSS PER SHARE

"Basic net loss per share" is determined by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted net loss per share" includes the effects of potentially issuable common stock, but only if dilutive.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit and are included in other cumulative comprehensive loss.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001. The Company is currently assessing the effect of this new standard.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101") which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to determine the impact of SAB 101 no later than the end of the fourth quarter of fiscal 2000. Depending on the results of the evaluation, the implementation of SAB 101 may require the Company to restate its current year results to reflect any cumulative effect of change in accounting principal as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position or results of operations. However, based upon a preliminary review, the Company does not believe that the adoption of SAB 101 will have a material impact.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   ACQUISITIONS AND OTHER

SECONDARY OFFERING. On March 29, 2000, Austar United sold 20.0 million ordinary shares on the Australian Stock Exchange (the "Secondary Offering") at Australian dollars ("A$") 8.50 ($5.20) per share for gross and net proceeds of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively, which was received in April 2000. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, the Company recognized a gain of $61.2 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

The Austar United IPO and concurrent issuances of shares in exchange for additional assets reduced the Company's ownership interest in Austar United from 91.7% to approximately 69.2%. Subsequent stock option exercises and the Secondary Offering reduced the Company's ownership interest to 66.3% as of June 30, 2000. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis was approximately 64.3% at June 30, 2000.

ACQUISITIONS. Effective January 20, 2000, AUB acquired a 50.0% interest in Massive Media Pty Limited ("Massive Media") for A$4.4 ($2.7) million including A$0.6 ($0.3) million in Austar United shares and A$3.8 ($2.3) million in cash. Massive Media owns 100% of Massive Interactive Pty Limited, an Internet development company, and 75.0% of Massive Technologies Pty Limited, a software company focused on Internet development.

On April 1, 2000, Saturn purchased Paradise Net Limited, an Internet Service Provider ("ISP") that has 33,000 subscribers, primarily residential, throughout New Zealand for approximately A$14.6 ($8.7) million. Paradise Net Limited was merged into TSL.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 6, 2000, Austar United merged Saturn with Telstra NZ, a wholly-owned subsidiary of Telstra, to form a 50/50 joint venture, TSL. Telstra is the largest telecommunications company in Australia. TSL will offer voice, data and video to New Zealand's business and residential market. Telstra and Austar United expect to invest approximately $500.0 million over five years to create a state-of-the-art national broadband network.

On April 27, 2000, AUB purchased Artson Pty Limited, an ISP that does business under the name "OntheNet" for A$6.1 ($3.6) million. "OntheNet" operates on the Gold Coast in Queensland and has approximately 6,000 subscribers.

On June 27, 2000, AUB acquired the business assets of a Townsville-based ISP, which does business under the name of Ultranet Pty Limited, with approximately 5,000 subscribers for A$1.8 ($1.1) million payable over four months.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                         As of June 30, 2000
                                          -------------------------------------------------------------------------------------
                                            Investments in                     Cumulative Share      Cumulative
                                            and Advances to      Dividends      in Results of        Translation
                                          Affiliated Companies   Received    Affiliated Companies    Adjustments      Total
                                          --------------------   ---------   --------------------    -----------   ------------
                                                                           (In thousands)
     XYZ Entertainment..................        $ 44,306         $(3,197)          $(15,320)           $   (72)      $25,717
     TSL................................          66,318               -             (7,787)            (1,283)       57,248
     Other..............................           2,797               -               (166)              (148)        2,483
                                                --------         -------           --------            -------       -------
         Total..........................        $113,421         $(3,197)          $(23,273)           $(1,503)      $85,448
                                                ========         =======           ========            =======       =======

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
                                                =======                  ========            ======        =======

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                     As of          As of
                                                                                    June 30,     December 31,
                                                                                     2000           1999
                                                                                  -----------    ------------
                                                                                        (In thousands)
     Subscriber premises equipment and converters..............................    $274,149        $276,725
     MMDS/DTH distribution facilities..........................................      62,043          64,373
     Cable distribution networks...............................................       1,977          91,298
     Office equipment, furniture and fixtures..................................      20,786          23,111
     Buildings and leasehold improvements......................................       3,859           5,645
     Other.....................................................................      19,146          20,133
                                                                                   --------        --------
                                                                                    381,960         481,285
        Accumulated depreciation...............................................    (266,678)       (261,891)
                                                                                   --------        --------
        Net property, plant and equipment......................................    $115,282        $219,394
                                                                                   ========        ========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                     As of          As of
                                                                                    June 30,     December 31,
                                                                                     2000           1999
                                                                                  -----------    ------------
                                                                                        (In thousands)
     Austar United.............................................................    $ 78,230        $114,882
        Accumulated amortization...............................................     (22,727)        (23,536)
                                                                                   --------        --------
        Net goodwill and other intangible assets...............................    $ 55,503        $ 91,346
                                                                                   =========       ========
                                               10

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   SENIOR DISCOUNT NOTES

                                                                                    As of           As of
                                                                                  June 30,       December 31,
                                                                                    2000            1999
                                                                                 -----------     ------------
                                                                                        (In thousands)
     May 1996 Notes ...........................................................    $395,321        $369,111
     September 1997 Notes .....................................................      41,015          38,834
                                                                                   --------        --------
        Total senior discount notes............................................    $436,336        $407,945
                                                                                   ========        ========

8.   OTHER LONG-TERM DEBT

                                                                                    As of           As of
                                                                                  June 30,       December 31,
                                                                                    2000            1999
                                                                                 -----------     ------------
                                                                                        (In thousands)
     New Austar Bank Facility..................................................   $219,039         $202,703
     Saturn Bank Facility......................................................          -           57,685
     Capitalized leases and other..............................................      2,694            2,263
                                                                                  --------         --------
                                                                                   221,733          262,651
        Less current portion...................................................       (951)          (1,500)
                                                                                  --------         --------
        Total other long-term debt.............................................   $220,782         $261,151
                                                                                  =========        ========

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

Currently, the Company has four interest rate swaps to manage interest rate exposure on Austar's syndicated senior secured debt facility (the "New Austar Bank Facility"). Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($29.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($59.7) million of variable rate, long-term debt into fixed rate borrowings. As of June 30, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of approximately 8.6%.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of deemed capital contributions, based on increased activity at the operating system level. This allocation was discontinued as of January 1, 2000. For the six months ended June 30, 2000 and 1999, the Company recorded $0.5 million and $0.4 million, respectively, in management fees due from the Company to UAP. In 1999, the Company also recorded $17.6 million of non-cash stock-based compensation expense related to UAP stock appreciation rights and $1.6 million of other corporate general and administrative expense.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. For the six months ended June 30, 1999, the Company recorded $3.5 million in related party management fees under these agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO. Accordingly, the related party management fees recorded for the six months ended June 30, 2000 were eliminated during the Austar United consolidation.

Included in the amount due to parent is the following:

                                                                                     As of          As of
                                                                                   June 30,      December 31,
                                                                                     2000           1999
                                                                                  ----------     ------------
                                                                                        (In thousands)
     United A/P................................................................    $ 2,462         $ 1,977
     Austar United technical assistance agreement obligations, including
      management fees of $2,400 and $1,200, respectively.......................      7,948           2,874
     Austar technical assistance agreement obligations, including deferred
      management fees of $8,618 and $9,472, respectively (1)...................     12,637          13,889
     Saturn technical assistance agreement obligations, including deferred
      management fees of $0 and $149, respectively.............................          -           1,820
     Other.....................................................................        798           1,815
                                                                                   -------         -------
                                                                                    23,845          22,375
          Less current portion.................................................    (15,227)        (12,754)
                                                                                   -------         -------
          Total due to parent..................................................    $ 8,618         $ 9,621
                                                                                   =======         =======

     (1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   SEGMENT INFORMATION

The Company's segment information is as follows:

                                                                                                                As of      As of
                                                                                                               June 30, December 31,
                       For the Three Months Ended June 30, 2000      For the Six Months Ended June 30, 2000      2000      1999
                     --------------------------------------------  ------------------------------------------- -------- ------------
                                        Internet                                     Internet                   Total      Total
                      Video  Telephone    Data    Other    Total    Video  Telephone   Data     Other   Total   Assets     Assets
                     ------- ---------- -------- -------  -------  ------- --------- --------- ------- ------- -------- ------------
                                     (In thousands)                               (In thousands)
Revenue:
  Australia......... $41,688   $  -     $   421  $   438  $42,547  $82,537  $    -   $   429  $ 1,037  $ 84,003 $577,360  $563,627
  New Zealand.......       -      -           -        -        -      844   3,166       878        -     4,888        -    76,139
  Other.............              -           -        -        -        -       -         -        -         -   25,861    26,825
                     -------   ----     -------  -------  -------  -------  ------   -------  -------  -------- --------  --------
    Total........... $41,688   $  -     $   421  $   438  $42,547  $83,381  $3,166   $ 1,307  $ 1,037  $ 88,891 $603,221  $666,591
                     =======   ====     =======  =======  =======  =======  ======   =======  =======  ======== ========  ========

Adjusted EBITDA:(1)
  Australia......... $ 2,030   $(89)    $(5,143) $(3,280) $(6,482) $ 3,222  $ (126)  $(6,864) $(5,057) $ (8,825)
  New Zealand.......       -      -           -        -        -     (253)   (357)      248   (1,344)   (1,706)
  Other.............       -      -           -     (299)    (299)       -       -         -     (559)     (559)
                     -------   ----     -------   ------- -------  -------  ------   ------   -------  --------
    Total........... $ 2,030   $(89)    $(5,143) $(3,579) $(6,781) $ 2,969  $ (483)  $(6,616) $(6,960) $(11,090)
                     =======   ====     =======  =======  =======  =======  ======   =======  =======  ========

                        For the Three Months Ended                    For the Six Months Ended
                              June 30, 1999                                 June 30, 1999
                     --------------------------------              -------------------------------
                       Video      Other      Total                   Video      Other      Total
                     ---------  ---------  ---------               ---------   --------  ---------
                             (In thousands)                                 (In thousands)
Revenue:
  Australia......... $34,388     $     -    $34,388                $64,820     $    -     $64,820
                     -------     -------    -------                -------     ------     -------
    Total........... $34,388     $     -    $34,388                $64,820     $    -     $64,820
                     =======     =======    =======                =======     ======     =======

Adjusted EBITDA: (1)
  Australia......... $   619     $(2,131)   $(1,512)               $(1,441)    $(3,525)   $(4,966)
  Other.............       -      (1,118)    (1,118)                     -      (2,147)    (2,147)
                     -------     -------    -------                -------     -------    -------
    Total........... $   619     $(3,249)   $(2,630)               $(1,441)    $(5,672)   $(7,113)
                     ========    =======    =======                =======     =======    =======

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                         For the Three Months           For the Six Months
                                                                             Ended June 30,                Ended June 30,
                                                                       ------------------------      ------------------------
                                                                          2000          1999            2000          1999
                                                                       ----------    ----------      ----------    ----------
                                                                                           (In thousands)
     Operating loss.................................................   $(33,810)      $(45,742)       $(70,605)    $(74,686)
     Depreciation and amortization..................................     24,770         25,482          54,797       49,943
     Non-cash stock-based compensation expense......................      2,259         17,630           4,718       17,630
                                                                       --------       --------        --------     --------
          Consolidated Adjusted EBITDA..............................   $ (6,781)      $ (2,630)       $(11,090)    $ (7,113)
                                                                       ========       ========        =========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding our financial activities and condition. Certain statements in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, our ability to secure adequate capital to fund system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, acquisitions and integration of acquisitions, changes in the nature of key strategic relationships with partners and joint venturers, and other factors referenced in this report. These forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                    As of June 30, 2000
                                                 ---------------------------------------------------------
                                                  Television                    Basic
                                                   Homes in       Homes      Subscribers/        Basic
                                                 Service Area     Passed        Lines         Penetration
                                                 ------------    ---------   -------------    ------------
Video subscribers:
  Austar.........................................  2,085,000     2,083,108       406,326         19.5%
  TSL............................................    141,000        93,015        19,006         20.4%
                                                   ---------     ---------     ---------
       Total.....................................  2,226,000     2,176,549       425,247
                                                   ---------     ---------     ---------
Telephone lines:
  TSL - Residential..............................    141,000        93,015        27,986         30.1%
  TSL - Business.................................        N/A           N/A         3,535           N/A
                                                   ---------     ---------     ---------         -----
       Total.....................................                                 31,521
                                                                               ---------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A     1,017,000(1)        N/A
                                                   ---------     ---------     ---------         -----

Data subscribers:
  TSL............................................        N/A           N/A        36,335           N/A
  Austar United Broadband........................        N/A           N/A         8,490           N/A
                                                   ---------     ---------     ---------         -----
       Total.....................................                                 44,825
                                                                               ---------


                                                                    As of June 30, 1999
                                                 ---------------------------------------------------------
                                                  Television                    Basic
                                                   Homes in       Homes      Subscribers/        Basic
                                                 Service Area     Passed        Lines         Penetration
                                                 ------------    ---------   -------------    ------------

Video subscribers:
  Austar.........................................  2,085,000     2,083,108       329,002         15.8%
  Saturn.........................................    141,000        72,212        11,163         15.5%
                                                   ---------     ---------     ---------
       Total.....................................  2,226,000     2,155,320       340,165
                                                   ---------     ---------     ---------

Telephone lines:
  Saturn - Residential...........................    141,000        71,710        14,219         19.8%
  Saturn - Business..............................        N/A           N/A         1,464           N/A
                                                   ---------     ---------     ---------         -----
       Total.....................................                                 15,683
                                                                               ---------

Programming subscribers:
  XYZ Entertainment..............................        N/A           N/A       807,680(1)        N/A
                                                   ---------     ---------     ---------         -----

Data subscribers:
  Saturn.........................................        N/A           N/A         2,927           N/A
                                                   ---------     ---------     ---------         -----

(1) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had invested approximately $466.3 million in our projects. These fundings do not include amounts contributed by shareholders other than UAP and the Company, proceeds from the Australian IPO or Secondary Offering, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                                            As of
                                                                                           June 30,
     Sources of Fundings:                                                                    2000
                                                                                         -----------
                                                                                        (In thousands)
     Senior discount notes proceeds, net of offering costs...........................     $244,652
     Cash contributions and other equity from parent (1) (2).........................      214,576
     Cash received for interest......................................................        7,096
                                                                                          --------
          Total......................................................................     $466,324
                                                                                          ========

                                                                                            As of
                                                                                         December 31,
     Uses of Fundings:                                                                       1999
                                                                                         ------------
                                                                                        (In thousands)
     Austar (1)......................................................................     $349,429
     Saturn..........................................................................       44,612
     XYZ Entertainment...............................................................       16,481
     Other (2).......................................................................       55,802
                                                                                          --------
          Total......................................................................     $466,324
                                                                                          ========

     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.

     (2) Includes $17.2 million paid by United to purchase 2.0% of UAP from Kiwi Cable in December 1999.

We  had  $303.5  million  of  cash,  cash  equivalents  and  short-term   liquid
investments on hand as of June 30, 2000. This cash, in addition to borrowing capacity on the New Austar Bank Facility and the proceeds from the Austar United IPO, has been and will continue to be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2000

Cash and cash equivalents decreased $2.8 million from $6.0 million as of December 31, 1999 to $3.2 million as of June 30, 2000. Principal sources of cash during the six months ended June 30, 2000 included proceeds from the issuance of common equity securities by a subsidiary of $102.4 million, borrowings on the New Austar Bank Facility of $38.8 million and other sources totaling $4.0 million.

During the six months ended June 30, 2000, cash was used principally for the purchases of property, plant and equipment totaling $53.9 million as Austar continues to expand its businesses into the data market, the net cash invested in short-term liquid investments of $56.2 million, the funding of operating activities of $24.2 million, investments in and advances to affiliated companies of $4.9 million, new acquisitions of $3.7 million and other uses totaling $1.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 1999

Cash and cash equivalents decreased $0.1 million from $0.2 million as of December 31, 1998 to $0.1 million as of June 30, 1999. Principal sources of cash during the six months ended June 30, 1999 included borrowings on the New Austar Bank Facility of $162.1 million, borrowings on the Austar Bank Facility of $19.4 million, cash contributions from parent of $29.4 million and other sources of $1.4 million.

During the six months ended June 30, 1999, cash was used principally for payment of the Austar Bank Facility of $129.1 million, purchases of property, plant and equipment totaling $46.8 million to continue new subscriber connections at
Austar and the build-out of existing projects, the funding of operating activities of $21.1 million, deferred financing costs of $7.9 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $2.3 million.

RESULTS OF OPERATIONS

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. These rates and the spot rates for the end of each period are listed below.
                                                            Australian
                                                              Dollars
                                                            ----------
     For the six months ended June 30, 2000................   1.6442
     For the six months ended June 30, 1999................   1.5489
     Spot rate as of June 30, 2000.........................   1.6755
     Spot rate as of December 31, 1999.....................   1.5244

REVENUE. Our revenue increased $8.1 million and $24.1 million for the three and six months ended June 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                    For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ---------------------------     ---------------------------
                                                      2000             1999           2000             1999
                                                   ----------       ----------     ----------       ----------
                                                         (In thousands)                  (In thousands)
     Austar United..............................    $42,547           $34,388        $88,891          $64,820
                                                    -------           -------        -------          -------
          Total revenue.........................    $42,547           $34,388        $88,891          $64,820
                                                    =======           =======        =======          =======

AUSTAR UNITED

Revenue for Austar United increased $8.1 million, or 23.5% from $34.4 million for the three months ended June 30, 1999 to $42.5 million for the three months ended June 30, 2000. On a functional currency basis, Austar United's revenue increased A$18.7 million, from A$53.3 million for the three months ended June 30, 1999 to A$72.0 million for the three months ended June 30, 2000, a 35.1% increase. Austar United's revenue increased $24.1 million, or 37.2%, from $64.8 million for the six months ended June 30, 1999 to $88.9 million for the six months ended June 30, 2000. On a functional currency basis, Austar United's revenue increased A$44.9 million, from A$100.4 million for the six months ended June 30, 1999 to A$145.3 million for the six months ended June 30, 2000, a 44.7% increase.

The increase in video revenue from period to period was primarily due to Austar United's subscriber growth (406,326 at June 30, 2000 compared to 329,002 at June 30, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of A$56.71 ($33.49) and A$55.35 ($33.67) for the three and six months ended June 30, 2000, respectively, compared to A$51.89 ($33.91) and A$50.31 ($32.48) for the same period in the prior year.

ADJUSTED EBITDA. Adjusted EBITDA loss increased $4.2 million and $4.0 million for the three and six months ended June 30, 2000, respectively, compared to the corresponding amounts in the prior year as follows:

                                                    For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ---------------------------     ---------------------------
                                                      2000             1999           2000             1999
                                                   ----------       ----------     ----------       ----------
                                                         (In thousands)                  (In thousands)
     Austar United..............................    $(6,482)          $(1,512)       $(10,531)        $(4,966)
     Other......................................       (299)           (1,118)           (559)         (2,147)
                                                    -------           -------        --------         -------
          Total Adjusted EBITDA.................    $(6,781)          $(2,630)       $(11,090)        $(7,113)
                                                    =======           =======        ========         =======


AUSTAR UNITED

Austar United's Adjusted EBITDA loss increased by $5.0 million, or 333.3%, from negative $1.5 million for the three months ended June 30, 1999 to negative $6.5 million for the three months ended June 30, 2000. On a functional currency basis, Austar United's Adjusted EBITDA loss increased A$8.7 million, or 378.3%, from negative A$2.3 million for the three months ended June 30, 1999 to negative A$11.0 million for the three months ended June 30, 2000. Austar United's adjusted EBITDA loss increased by $5.5 million, or 110.0%, from negative $5.0 million for the six months ended June 30, 1999 to negative $10.5 million for the six months ended June 30, 2000. On a functional currency basis, Austar United's adjusted EBITDA loss increased A$9.8 million from negative A$7.7 million for the six months ended June 30, 1999 to negative A$17.5 million for the six months ended June 30, 2000, a 127.3% increase. This increase in Adjusted EBITDA loss is primarily due to the increased expenses associated with the launch of AUB's Internet business.

The Adjusted EBITDA for video improved by $1.4 million and $4.4 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year. Austar's incremental sales growth was partially offset by increased programming costs as subscribers increased and the
Australian dollar weakened against the U.S. dollar, as well as by increased marketing costs due to a push for improved brand name awareness in the marketplace during the second quarter.

The Adjusted EBITDA loss for the Internet business increased to $5.1 million and $6.6 million for the three and six months ended June 30, 2000, respectively, compared to nil in the prior year as AUB rolls out its broadband Internet services.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Our corporate general and administrative expense decreased $16.2 million and $14.5 million for the three and six months ended June 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. This decrease was primarily attributable to a stock-based compensation charge of $17.6 million from the Austar United stock option plan in June 1999 ("Austar United Plan"), compared to $2.3 million and $4.7 million for the three and six months ended June 30, 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.7 million and increased $4.9 million for the three and six months ended June 30, 2000, respectively, compared to the amount for the corresponding periods in the prior year as follows:

                                                    For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ---------------------------     ---------------------------
                                                      2000             1999           2000             1999
                                                   ----------       ----------     ----------       ----------
                                                         (In thousands)                  (In thousands)
     Austar United..............................    $24,483           $25,482        $54,223          $49,943
     Other......................................        287                 -            574                -
                                                    -------           -------        -------          -------
          Total depreciation and amortization
            expense.............................    $24,770           $25,482        $54,797          $49,943
                                                    =======           =======        =======          =======

AUSTAR UNITED

Depreciation and amortization expense for Austar United decreased $1.0 million, or 3.9%, from $25.5 million for the three months ended June 30, 1999 to $24.5 million for the three months ended June 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$1.8 million, from A$39.0 million for the three months ended June 30, 1999 to A$40.8 million for the three months ended June 30, 2000, a 4.6% increase.

Depreciation and amortization expense for Austar United increased $4.3 million, or 8.6%, from $49.9 million for the six months ended June 30, 1999 to $54.2 million for the six months ended June 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$11.5 million, from A$77.5 million for the six months ended June 30, 1999 to A$89.0 million for the six months ended June 30, 2000, a 14.8% increase. This increase is primarily due to Saturn being consolidated for the first quarter 2000 and reported under the equity method during the first six months in 1999.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. On March 29, 2000, Austar United successfully completed a Secondary Offering selling 20.0 million shares on the Australian Stock Exchange raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $61.2 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST INCOME. Interest income increased $5.1 million and $8.2 million for the three and six months ended June 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was attributable to the increase in short-term liquid investment balances due to the Austar United IPO and the Secondary Offering.

INTEREST EXPENSE. Interest expense increased $1.6 million and $5.9 million for the three and six months ended June 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. This increase was primarily due to increased interest expense related to the Austar Bank Facility and the Notes for the three and six months ended June 30, 2000 compared to the amounts for the corresponding periods in the prior year.

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of losses was $14.2 million and $26.2 million for the three and six months ended June 30, 2000, respectively. Austar United's IPO (July 1999) and its Secondary Offering (March 2000) reduced our indirect ownership to 66.3% as of June 30, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of income (losses) before arriving at net income (loss).

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET. Our share in losses of affiliated companies increased $2.5 million for the three months ended June 30, 2000 and decreased $0.3 million for the six months ended June 30, 2000 compared to the amounts for the corresponding periods in the prior year as follows:

                                                    For the Three Months Ended      For the Six Months Ended
                                                             June 30,                        June 30,
                                                   ---------------------------     ---------------------------
                                                      2000             1999           2000             1999
                                                   ----------       ----------     ----------       ----------
                                                         (In thousands)                  (In thousands)
     XYZ Entertainment...........................   $   201           $(3,633)       $  (414)         $(5,035)
     Saturn/TSL (1)..............................    (7,787)           (1,675)        (7,787)          (3,645)
     Other.......................................      (199)                -           (165)               -
                                                    -------           -------        -------          -------
          Total share in results of affiliated
             companies...........................   $(7,785)          $(5,308)       $(8,366)         $(8,680)
                                                    =======           =======        =======          =======

     (1) During the six months ended June 30, 1999, the equity method of accounting was used to account for Saturn's results due to certain minority shareholder rights. Effective August 1, 1999, Austar United increased its ownership in Saturn to 100% and began consolidating its results of operations. Effective April 1, 2000, Austar United decreased its ownership in Saturn to 50.0% with the TSL transaction and returned to the equity method of accounting.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. Also, our short-term investments are placed in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. Credit exposure is limited to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase, however, we do not expect any material loss with respect to our investment portfolio.

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

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Senior Discount Notes) and Australian dollars (New Austar Bank Facility).

                                                                             As of June 30, 2000
                                                                       -------------------------------
                                                                        Book Value         Fair Value
                                                                       -------------       -----------
                                                             (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
   Fixed rate USD denominated Senior Discount Notes...........           $436,336            $448,509
      Average interest rate...................................               14.0%               13.3%
   Variable rate A$ denominated New Austar Bank Facility......           $219,039            $219,039
      Average interest rate...................................                7.4%                7.4%

                                       21

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Senior Discount Notes) and Australian dollars (New Austar Bank Facility).

                                                                          As of June 30, 2000
                                              ------------------------------------------------------------------------------
                                               2000       2001       2002       2003       2004     Thereafter      Total
                                              -------   --------   --------   --------   --------   -----------   ----------
                                                             (U.S. dollars, in thousands, except interest rates)
Long-term and short-term debt:
  Fixed rate USD denominated Senior
    Discount Notes............................ $  -       $  -      $    -    $     -    $     -     $436,336      $436,336
  Variable rate A$ denominated New
    Austar Bank Facility...................... $  -       $  -      $7,666    $42,165    $67,355     $101,853      $219,039

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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($29.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($59.7) million of variable rate, long-term debt into fixed rate borrowings. As of June 30, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of 8.6%.

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



United Australia/Pacific, Inc.



Date:       August 14, 2000
           ----------------------------

By:        /s/ Valerie L. Cover
           ----------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)