Form 10-Q
period 2000-09-30
UIH AUSTRALIA PACIFIC INC
filed 2000-11-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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
Yes  X    No
   ----      ----

The Company has no publicly-traded shares of capital stock. As of November 6, 2000, the Company had 17,810,299 shares of common stock outstanding.

                                         United Australia/Pacific, Inc.
                                              TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------
Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999.........     2

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
         2000 and 1999 (Unaudited)............................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Nine Months Ended
         September 30, 2000 (Unaudited).......................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
         2000 and 1999 (Unaudited)...........................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15
------

Item 3 - Quantitative and Qualitative Disclosure about Market Risk...........................................     21
------



                                           PART II - OTHER INFORMATION
                                           ---------------------------

Item 6 - Exhibits and Reports on Form 8-K....................................................................     23
------



                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)

                                                                                                            As of         As of
                                                                                                        September 30,  December 31,
                                                                                                            2000          1999
                                                                                                        -------------  ------------
ASSETS                                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents............................................................................   $  2,961       $  6,028
  Short-term liquid investments........................................................................    226,871        269,393
  Subscriber receivables, net..........................................................................     14,788          8,177
  Related party receivables............................................................................      3,057          1,645
  Other receivables....................................................................................     11,577          6,196
  Inventory............................................................................................      7,124         14,193
  Prepaids and other current assets....................................................................      7,230          5,146
                                                                                                          --------       --------
       Total current assets............................................................................    273,608        310,778
Investments in and advances to affiliated companies, accounted for under the equity method, net........     73,944         28,546
Property, plant and equipment, net of accumulated depreciation of $263,612 and $261,891,
 respectively..........................................................................................    104,461        219,394
Goodwill and other intangible assets, net of accumulated amortization of $23,027 and $23,536,
 respectively..........................................................................................     70,330         91,346
Deferred financing costs, net of accumulated amortization of $5,911 and $4,427, respectively...........     11,569         16,377
Other non-current assets, net..........................................................................        359            150
                                                                                                          --------       --------
       Total assets....................................................................................   $534,271       $666,591
                                                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.....................................................................................   $  7,468       $ 16,463
  Accrued liabilities..................................................................................     33,272         32,151
  Construction payables................................................................................          -          4,370
  Current portion of due to parent.....................................................................     16,520         12,754
  Current portion of other long-term debt..............................................................        812          1,500
                                                                                                          --------       --------
       Total current liabilities.......................................................................     58,072         67,238
Due to parent..........................................................................................      7,837          9,621
Senior discount notes..................................................................................    451,268        407,945
Other long-term debt...................................................................................    218,721        261,151
Deferred tax liability.................................................................................          -          1,014
Other long-term liabilities............................................................................        338            456
                                                                                                          --------       --------
       Total liabilities...............................................................................    736,236        747,425
                                                                                                          --------       --------

Minority interests in subsidiaries.....................................................................     79,873         95,820
                                                                                                          --------       --------

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding...........          -              -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 17,810,299 shares issued
   and outstanding.....................................................................................        178            178
  Additional paid-in capital...........................................................................    306,705        306,616
  Deferred compensation................................................................................    (15,358)       (19,859)
  Accumulated deficit..................................................................................   (513,679)      (440,649)
  Other cumulative comprehensive loss..................................................................    (59,684)       (22,940)
                                                                                                          --------       --------
       Total stockholders' deficit.....................................................................   (281,838)      (176,654)
                                                                                                          --------       --------
       Total liabilities and stockholders' deficit.....................................................   $534,271       $666,591
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                               For the Three Months Ended  For the Nine Months Ended
                                                                                      September 30,              September 30,
                                                                               --------------------------  -------------------------
                                                                                   2000          1999         2000          1999
                                                                               -----------    -----------  ----------    -----------

Revenue......................................................................  $   43,913     $   41,745   $  132,804    $  106,565

System operating expense, including related party expense of $602,
 $112, $1,822 and $3,636, respectively.......................................     (39,184)       (28,397)    (108,343)      (75,842)
System selling, general and administrative expense...........................     (17,117)       (13,587)     (47,380)      (35,928)
Corporate general and administrative expense, including management fees and allocated expense from related party of $255, $1,549, $740 and $21,197,
 respectively................................................................      (2,244)        (2,833)      (7,521)      (22,610)
Depreciation and amortization................................................     (24,842)       (25,086)     (79,639)      (75,029)
                                                                               ----------     ----------   ----------    ----------
       Operating loss........................................................     (39,474)       (28,158)    (110,079)     (102,844)

Gain on issuance of common equity securities by subsidiary...................           -        226,951       61,172       249,249
Interest income..............................................................       4,425          2,430       12,673         2,497
Interest expense.............................................................     (20,651)       (17,635)     (59,620)      (50,672)
Other expense, net...........................................................      (4,439)           413       (6,800)       (5,353)
                                                                               ----------     ----------   ----------    ----------
       (Loss) income before income taxes and other items.....................     (60,139)       184,001     (102,654)       92,877

Income tax (expense) benefit.................................................         (38)             -          703             -
Minority interests in subsidiaries...........................................      17,273          5,594       43,486         5,594
Share in results of affiliated companies, net................................      (6,199)        (4,175)     (14,565)      (12,855)
                                                                               ----------     ----------   ----------    ----------
       Net loss..............................................................  $  (49,103)    $  185,420   $  (73,030)   $   85,616
                                                                               ==========     ==========   ==========    ==========

Foreign currency translation adjustments.....................................  $  (17,004)    $    2,458   $  (36,744)   $    5,838
                                                                               ----------     ----------   ----------    ----------
       Comprehensive (loss) income...........................................  $  (66,107)    $  187,878   $ (109,774)   $   91,454
                                                                               ==========     ==========   ==========    ==========

Net (loss) income per common share:
       Basic net (loss) income ..............................................  $    (2.76)    $    10.41   $    (4.10)   $     4.81
                                                                               ==========     ==========   ==========    ==========
       Diluted net (loss) income ............................................  $    (2.76)    $    10.13   $    (4.10)   $     4.68
                                                                               ==========     ==========   ==========    ==========

Weighted-average number of common shares outstanding:
       Basic.................................................................  17,810,299     17,810,249   17,810,299    17,810,249
                                                                               ==========     ==========   ==========    ==========
       Diluted...............................................................  17,810,299     18,298,249   17,810,299    18,298,249
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       (Stated in thousands, except share amounts)


                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------

Balances, December 31, 1999............. 17,810,299    $178      $306,616     $(19,859)     $(440,649)     $(22,940)     $(176,654)

Cash contributions from parent..........          -       -            89            -              -             -             89

Amortization of deferred compensation...          -       -             -        4,501              -             -          4,501

Net loss................................          -       -             -            -        (73,030)            -        (73,030)

Change in cumulative translation
 adjustments............................          -       -             -            -              -       (36,744)       (36,744)
                                         ----------    ----      --------     --------      ---------      --------      ---------
Balances, September 30, 2000
 (Unaudited)............................ 17,810,299    $178      $306,705     $(15,358)     $(513,679)     $(59,684)     $(281,838)
                                         ==========    ====      ========     ========      =========      ========      =========




(1)  As of September 30, 2000, Other Cumulative Comprehensive Loss represents foreign currency translation adjustments only.


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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                                                                    For the Nine Months Ended
                                                                                                          September 30,
                                                                                                  -------------------------------
                                                                                                      2000               1999
                                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...............................................................................  $  (73,030)          $ 85,616
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary....................................     (61,172)          (249,249)
  Share in results of affiliated companies, net.................................................       9,765              6,477
  Minority interests in subsidiaries............................................................     (43,486)            (5,594)
  Depreciation and amortization.................................................................      79,639             75,029
  Allocation of expense accounted for as capital contributions by parent........................           -              2,391
  Stock-based compensation expense..............................................................       6,685             18,894
  Accretion of interest on senior notes and amortization of deferred financing costs............      46,052             41,647
  Increase in receivables, net..................................................................     (19,647)            (1,165)
  (Increase) decrease in other assets...........................................................      (5,198)             4,934
  Increase in accounts payable, accrued liabilities and other...................................      15,719              8,455
                                                                                                  ----------           --------
Net cash flows from operating activities........................................................     (44,673)           (12,565)
                                                                                                  ----------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................  (1,496,275)          (270,044)
Sale of short-term liquid investments...........................................................   1,491,999              1,444
Investments in and advances to affiliated companies and acquisition of assets...................      (5,155)            (5,177)
Deconsolidation/Consolidation of New Zealand subsidiary.........................................         (52)               613
New acquisitions, net of cash acquired..........................................................      (4,551)                 -
Dividend received from affiliate................................................................       3,197                  -
Capital expenditures............................................................................     (77,304)           (83,516)
Spectrum license fees...........................................................................     (29,927)                 -
Other...........................................................................................        (717)            (3,930)
                                                                                                  ----------           --------
Net cash flows from investing activities........................................................    (118,785)          (360,610)
                                                                                                  ----------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent....................................................................          89             29,639
Proceeds from issuance of common equity securities by subsidiary................................     102,403            294,338
Borrowings on the New Austar Bank Facility and Saturn Bank Facility.............................      57,587            198,168
Payment of the Austar Bank Facility.............................................................           -           (129,149)
(Payment) borrowings on capital leases and other debt...........................................         632               (597)
Deferred financing costs and other..............................................................         670             (8,056)
                                                                                                  ----------           --------
Net cash flows from financing activities........................................................     161,381            384,343
                                                                                                  ----------           --------

EFFECT OF EXCHANGE RATES ON CASH................................................................        (990)             1,523
                                                                                                  ----------           --------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................................      (3,067)            12,691
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................       6,028                181
                                                                                                  ----------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................  $    2,961           $ 12,872
                                                                                                  ==========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest..........................................................................  $   11,006           $  5,611
                                                                                                  ==========           ========
Cash received for interest......................................................................  $   14,516           $     28
                                                                                                  ==========           ========

DECONSOLIDATION/CONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
Working capital.................................................................................  $   (7,319)          $ 10,162
Property, plant and equipment...................................................................      93,202            (80,656)
Recording of investment in Saturn...............................................................     (62,857)            21,974
Goodwill and other assets.......................................................................      35,451             (5,737)
Notes payable and other debt....................................................................     (58,529)            54,870
                                                                                                  ----------           --------
Total cash relinquished.........................................................................  $      (52)          $    613
                                                                                                  ==========           ========


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P"), a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"), was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of September 30, 2000.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              91.7%    *
          ***********************************************************
          *                                                         *
          *                 United Austar, Inc. (1)                 *
          *                                                         *
          ***********************************************************
                                       *
                              72.3%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * Austar Entertainment Pty Limited ("Austar")   100.0%    *
          * Austar United Broadband Pty Limited ("AUB")   100.0%    *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                               50.0%    *
          *New Zealand:                                             *
          * Telstra Saturn Limited ("TSL")                 50.0% (2)*
          *                                                         *
          ***********************************************************

     (1) United Austar, Inc. is a holding company for United A/P's investment in Austar United Communications Limited.
     (2) On April 6, 2000, Saturn Communications Limited ("Saturn") merged with Telstra New Zealand Limited ("Telstra NZ"), a wholly-owned subsidiary of Telstra Corporation Limited ("Telstra").

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. During the first seven months of 1999, the Company accounted for its investment in Saturn under the equity method in order to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the Securities and Exchange Commission ("SEC"), because the minority shareholder of Saturn ("SaskTel") had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Immediately prior to Austar United's initial public offering ("Austar United IPO"), Austar United issued 13,659,574 shares of Austar United to SaskTel for their 35.0% interest in Saturn and began consolidating Saturn's results effective August 1, 1999. Effective April 1, 2000, the Company again discontinued consolidating the results of Saturn due to the formation of TSL, a 50/50 joint venture, which is accounted for under the equity method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized using the straight-line method over 15 years. The acquisition of MMDS licenses has been recorded at fair market value, and amortization expense is computed using the straight-line method over the term of the license, up to a maximum of 15 years. Spectrum license fees are amortized over the life of the agreement, up to a maximum of 15 years.

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Austar United stock option plan, which results in compensation expense for the difference between the grant price and the fair market value of Austar United's common stock on the initial public offering date of July 27, 1999, for options granted prior to July 27, 1999. With respect to this plan, the rights conveyed to employees are the substantive equivalents to stock appreciation rights.

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock issuances by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic net income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. "Diluted net income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's warrants are included in the Company's diluted net income (loss) per share amounts for the three and nine months ended September 30, 1999.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001. The impact of adopting SFAS 133 is not expected to be material.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB 101 is required for the fourth quarter of 2000. The Company has assessed the effect of this new standard and does not expect it will have a material effect on its financial position or results of operation.

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

The Austar United IPO and concurrent issuances of shares in exchange for additional assets reduced the Company's ownership interest in Austar United from 91.7% to approximately 69.2%. Subsequent stock option exercises and the Secondary Offering reduced the Company's ownership interest to 66.3% as of September 30, 2000. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis was approximately 64.3% at September 30, 2000.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACQUISITIONS. Effective January 20, 2000, AUB acquired a 50.0% interest in Massive Media Pty Limited ("Massive Media") for A$4.4 ($2.8) million including A$0.6 ($0.4) million in Austar United shares and A$3.8 ($2.4) million in cash. Massive Media owns 100% of Massive Interactive Pty Limited, an Internet development company, and 75.0% of Massive Technologies Pty Limited, a software company focused on Internet development.

On April 1, 2000, cash of Saturn purchased Paradise Net Limited, an Internet Service Provider ("ISP") that has 33,000 subscribers, primarily residential, throughout New Zealand for cash of approximately A$14.6 ($8.7) million. Paradise Net Limited was merged into TSL.

On April 6, 2000, Austar United merged Saturn with Telstra NZ, a wholly-owned subsidiary of Telstra, to form a 50/50 joint venture, TSL. Telstra is the largest telecommunications company in Australia. TSL offers voice, data and video to New Zealand's business and residential market. Telstra and Austar United expect to invest approximately $500.0 million over five years to develop a state-of-the-art national broadband network.

On April 27, 2000, AUB purchased Artson Pty Limited, an ISP that does business under the name "OntheNet" for A$6.1 ($3.6) million in cash. "OntheNet" operates on the Gold Coast in Queensland and has approximately 6,000 subscribers.

On June 27, 2000, AUB acquired the business assets of a Townsville-based ISP, which does business under the name of Ultranet Pty Limited, with approximately 5,000 subscribers for A$1.8 ($1.1) million payable over four months.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                      As of September 30, 2000
                                          -------------------------------------------------------------------------------------
                                            Investments in                     Cumulative Share      Cumulative
                                            and Advances to      Dividends       in Results of       Translation
                                          Affiliated Companies   Received    Affiliated Companies    Adjustments      Total
                                          --------------------   ---------   --------------------    -----------   ------------
                                                                            (In thousands)
     XYZ Entertainment..................       $ 44,306          $(3,197)        $(13,206)            $(2,515)       $25,388
     TSL................................         66,624                -          (14,257)             (6,116)        46,251
     Other..............................          2,879                -             (120)               (454)         2,305
                                               --------          -------         --------             -------        -------
         Total..........................       $113,809          $(3,197)        $(27,583)            $(9,085)       $73,944
                                               ========          =======         ========             =======        =======

                                                                        As of December 31, 1999
                                          ---------------------------------------------------------------------------
                                            Investments in            Cumulative Share      Cumulative
                                            and Advances to             in Results of       Translation
                                          Affiliated Companies      Affiliated Companies    Adjustments      Total
                                          ---------------------     --------------------    -----------   -----------
                                                                            (In thousands)

     XYZ Entertainment..................        $44,306                  $(18,564)           $2,804        $28,546
                                                -------                  --------            ------        -------
         Total..........................        $44,306                  $(18,564)           $2,804        $28,546
                                                =======                  ========            ======        =======

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                     As of          As of
                                                                                 September 30,   December 31,
                                                                                     2000           1999
                                                                                 -------------   ------------
                                                                                        (In thousands)
     Subscriber premises equipment and converters...............................   $264,324        $276,725
     MMDS/DTH distribution facilities...........................................     57,686          64,373
     Cable distribution networks................................................      1,817          91,298
     Office equipment, furniture and fixtures...................................     21,100          23,111
     Buildings and leasehold improvements.......................................      4,103           5,645
     Other......................................................................     19,043          20,133
                                                                                   --------        --------
                                                                                    368,073         481,285
        Accumulated depreciation................................................   (263,612)       (261,891)
                                                                                   --------        --------
        Net property, plant and equipment.......................................   $104,461        $219,394
                                                                                   ========        ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                     As of          As of
                                                                                 September 30,   December 31,
                                                                                     2000           1999
                                                                                 -------------   ------------
                                                                                        (In thousands)
    Austar United...............................................................   $ 93,357        $114,882
      Accumulated amortization..................................................    (23,027)        (23,536)
                                                                                   --------        --------
      Net goodwill and other intangible assets..................................   $ 70,330        $ 91,346
                                                                                   ========        ========

7.   SENIOR DISCOUNT NOTES

                                                                                     As of          As of
                                                                                 September 30,   December 31,
                                                                                     2000           1999
                                                                                 -------------   ------------
                                                                                        (In thousands)
    May 1996 Notes .............................................................   $409,096        $369,111
    September 1997 Notes .......................................................     42,172          38,834
                                                                                   --------        --------
      Total senior discount notes...............................................   $451,268        $407,945
                                                                                   ========        ========

8.   OTHER LONG-TERM DEBT

                                                                                     As of          As of
                                                                                 September 30,   December 31,
                                                                                     2000           1999
                                                                                 -------------   ------------
                                                                                        (In thousands)
    New Austar Bank Facility....................................................   $217,096        $202,703
    Saturn Bank Facility........................................................          -          57,685
    Capitalized leases and other................................................      2,437           2,263
                                                                                   --------        --------
                                                                                    219,533         262,651
    Less current portion........................................................       (812)         (1,500)
                                                                                   --------        --------
      Total other long-term debt................................................   $218,721        $261,151
                                                                                   ========        ========

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

Currently, the Company has four interest rate swaps to manage interest rate exposure on Austar's syndicated senior secured debt facility (the "New Austar Bank Facility"). Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($27.1) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($54.3) million of variable rate, long-term debt into fixed rate borrowings. As of September 30, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of approximately 8.8%.

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   RELATED PARTY

Effective May 1, 1996, the Company and United Management, Inc. ("United Management"), an indirect wholly-owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which United Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. In December 1997, United began allocating corporate general and administrative expense to the Company in the form of deemed capital contributions, based on increased activity at the operating system level. This allocation was discontinued as of January 1, 2000. For the nine months ended September 30, 2000 and 1999, the Company recorded $0.7 million and $0.7 million, respectively, in management fees due from the Company to UAP. In 1999, the Company also recorded $18.9 million of non-cash stock-based compensation expense related to UAP stock appreciation rights and $2.9 million of other corporate general and administrative expense.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. For the nine months ended September 30, 1999, the Company recorded $3.6 million in related party management fees under these agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO. Accordingly, the related party management fees recorded for the nine months ended September 30, 2000 were eliminated during the Austar United consolidation.

Included in the amount due to parent is the following:

                                                                                     As of          As of
                                                                                 September 30,   December 31,
                                                                                     2000           1999
                                                                                 -------------   ------------
                                                                                        (In thousands)
    United A/P..................................................................   $  2,717        $  1,977
    Austar United technical assistance agreement obligations, including
      management fees of $3,000 and $1,200, respectively........................      7,635           2,874
    Austar technical assistance agreement obligations, including deferred
      management fees of $7,837 and $9,472, respectively (1)....................     12,721          13,889
    Saturn technical assistance agreement obligations, including deferred
      management fees of $0 and $149, respectively..............................          -           1,820
    Other.......................................................................      1,284           1,815
                                                                                   --------        --------
                                                                                     24,357          22,375
         Less current portion...................................................    (16,520)        (12,754)
                                                                                   --------        --------
         Total due to parent....................................................   $  7,837        $  9,621
                                                                                   ========        ========

(1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   SEGMENT INFORMATION

The Company's segment information is as follows:

                                                                                                                 As of       As of
                                                                                                               Sept. 30,    Dec. 31,
               For the Three Months Ended September 30, 2000  For the Nine Months Ended September 30, 2000       2000        1999
               ---------------------------------------------  ---------------------------------------------   ----------  ----------
                                  Internet                                      Internet                        Total       Total
                Video  Telephone    Data    Other    Total    Video  Telephone    Data     Other     Total      Assets      Assets
               ------- ---------- -------- -------  -------- ------- ---------  --------- -------   -------   ----------  ----------
                                (In thousands)                               (In thousands)
Revenue:
 Australia.... $41,859  $    -  $  1,225  $   829  $ 43,913  $124,396  $     -  $  1,654   $ 1,866  $127,916   $508,900    $563,627
 New Zealand..       -       -         -        -         -       844    3,166       878         -     4,888          -      76,139
 Other........       -       -         -        -         -         -        -         -         -         -     25,371      26,825
               -------  ------  --------  -------  --------  --------  -------  --------   -------  --------   --------    --------
   Total...... $41,859  $    -  $  1,225  $   829  $ 43,913  $125,240  $ 3,166  $  2,532   $ 1,866  $132,804   $534,271    $666,591
               =======  ======  ========  =======  ========  ========  =======  ========   =======  ========   ========    ========
Adjusted
EBITDA:(1)
 Australia.... $   608  $ (777) $(12,829) $   611  $(12,387) $  3,830  $  (903) $(23,190)  $  (949) $(21,212)
 New Zealand..       -       -         -        -         -      (253)    (357)      248    (1,344)   (1,706)
 Other........       -       -         -     (278)     (278)        -        -         -      (837)     (837)
               -------  ------  --------  -------  --------  --------  -------  --------   -------  --------
   Total...... $   608  $ (777) $(12,829) $   333  $(12,665) $  3,577  $(1,260) $(22,942)  $(3,130) $(23,755)
               =======  ======  ========  =======  ========  ========  =======  ========   =======  ========


               For the Three Months Ended September 30, 1999  For the Nine Months Ended September 30, 1999
               ---------------------------------------------  ---------------------------------------------
                                   Internet                                     Internet
                Video  Telephone     Data    Other   Total     Video  Telephone   Data     Other    Total
               ------- ----------  -------- ------- --------  ------- --------- --------- -------  --------
                                (In thousands)                               (In thousands)
Revenue:
 Australia.... $39,596  $    -  $      -  $     -  $ 39,596  $104,416  $     -  $      -   $     -  $104,416
 New Zealand..     350   1,569       230        -     2,149       350    1,569       230         -     2,149
               -------  ------  --------  -------  --------  --------  -------  --------   -------  --------
   Total...... $39,946  $1,569  $    230  $     -  $ 41,745  $104,766  $ 1,569  $    230   $     -  $106,565
               =======  ======  ========  =======  ========  ========  ======== ========   =======  ========

Adjusted
EBITDA:(1)
 Australia.... $   814  $    -  $      -  $  (111) $    703  $   (627) $     -  $      -   $(3,636) $ (4,263)
 New Zealand..    (562)   (246)      (24)       -      (832)     (562)    (246)      (24)        -      (832)
 Other........       -       -         -   (1,679)   (1,679)        -        -         -    (3,826)   (3,826)
               -------  ------  --------  -------  --------  --------  -------  --------   -------  --------
   Total...... $   252  $ (246) $    (24) $(1,790) $ (1,808) $ (1,189) $  (246) $    (24)  $(7,462) $ (8,921)
               =======  ======  ========  =======  ========  ========  =======  ========   =======  ========

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

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                      For the Three Months Ended     For the Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      --------------------------     -------------------------
                                                                         2000            1999           2000           1999
                                                                      ----------      ----------     ----------     ----------
                                                                            (In thousands)                 (In thousands)
     Operating loss................................................    $(39,474)      $(28,158)       $(110,079)   $(102,844)
     Depreciation and amortization.................................      24,842         25,086           79,639       75,029
     Non-cash stock-based compensation expense.....................       1,967          1,264            6,685       18,894
                                                                       --------       --------        ---------    ---------
          Consolidated Adjusted EBITDA.............................    $(12,665)      $ (1,808)       $ (23,755)   $  (8,921)
                                                                       ========       ========        =========    =========

11.   SUBSEQUENT EVENTS

On October 6, 2000, Austar United finalized an agreement to acquire certain assets of eisa Limited, a Melbourne based Internet service provider, for A$13.0 ($6.9) million.

On October 19, 2000, TVSN Limited ("TVSN") shareholders voted to accept an alliance between TVSN and Austar United. Austar United will receive 50.0% of the shares in TVSN, on a fully diluted basis, in return for procuring its subsidiaries to carry the TVSN content. In addition, Austar United subscribed for a convertible note in TVSN for A$20.0 ($10.4) million. TVSN used the proceeds to repay the A$10.0 ($5.2) million loan plus accrued interest to Austar United.

On October 23, 2000, Austar United announced an agreement with Television and Radio Broadcasting Services Pty. Limited ("TARBS") to acquire certain spectrum rights for A$140.0 ($73.7) million in cash. Austar United has paid A$14.0 ($7.4) million and an additional A$96.0 ($50.5) million will be paid upon receipt of various governmental approvals which are expected in the fourth quarter 2000. The balance due of A$30.0 ($15.8) million plus interest is payable on or before August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding our financial activities and condition. Certain statements in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, including telephony and Internet access services, our ability to secure adequate capital to fund system growth and development, our ability to close pending acquisitions and properly integrate acquired businesses with our current operations, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint venturers, and other factors referenced in this report. These forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

SUMMARY OPERATING DATA

The following tables set forth certain unaudited operating data:

                                                                 As of September 30, 2000
                                                 ---------------------------------------------------------
                                                  Television                    Basic
                                                   Homes in       Homes      Subscribers/        Basic
                                                 Service Area     Passed        Lines         Penetration
                                                 ------------    ---------   -------------    ------------
Video subscribers:
  Austar........................................   2,085,000     2,083,108       427,012         20.5%
  TSL...........................................     141,000        94,484        20,079         21.3%
                                                   ---------     ---------     ---------
       Total....................................   2,226,000     2,177,592       447,091
                                                   ---------     ---------     ---------
Telephone lines:
  TSL - Residential.............................     141,000        94,484        30,308         32.1%
  TSL - Business................................         N/A           N/A         3,960          N/A
                                                   ---------     ---------     ---------
       Total....................................                                  34,268
                                                                               ---------
Programming subscribers:
  XYZ Entertainment.............................         N/A           N/A     1,056,465(1)       N/A
                                                   ---------     ---------     ---------
Data subscribers:
  TSL ..........................................         N/A           N/A        40,863          N/A
  Austar United Broadband.......................         N/A           N/A        24,859          N/A
                                                   ---------     ---------     ---------
       Total....................................                                  65,722
                                                                               ---------

                                                                 As of September 30, 1999
                                                 ---------------------------------------------------------
                                                  Television                    Basic
                                                   Homes in       Homes      Subscribers/        Basic
                                                 Service Area     Passed        Lines         Penetration
                                                 ------------    ---------   -------------    ------------
Video subscribers:
  Austar........................................   2,085,000     2,083,108       360,708         17.3%
  Saturn........................................     141,000        83,582        13,907         16.6%
                                                   ---------     ---------     ---------
       Total....................................   2,226,000     2,166,690       374,615
                                                   ---------     ---------     ---------
Telephone lines:
  Saturn - Residential..........................     141,000        83,071        18,637         22.4%
  Saturn - Business.............................         N/A           N/A         1,910          N/A
                                                   ---------     ---------     ---------
       Total....................................                                  20,547
                                                                               ---------
Programming subscribers:
XYZ Entertainment...............................         N/A           N/A       870,972(1)       N/A
                                                   ---------     ---------     ---------

Data subscribers:
  Saturn........................................         N/A           N/A         4,826          N/A
                                                   ---------     ---------     ---------

(1) This figure represents the total estimated subscribers to the five-channel XYZ Entertainment package.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had invested approximately $466.3 million in our projects. These fundings do not include amounts contributed by shareholders other than UAP and the Company, proceeds from the Australian IPO or Secondary Offering, the operating subsidiary bank borrowings or amounts contributed in either cash or stock to acquire additional economic interests.

                                                                                        As of
                                                                                    September 30,
      Sources of Fundings:                                                              2000
                                                                                    -------------
                                                                                    (In thousands)
      Senior discount notes proceeds, net of offering costs........................    $244,652
      Cash contributions and other equity from parent (1) (2)......................     214,576
      Cash received for interest...................................................       7,102
                                                                                       --------
           Total...................................................................    $466,330
                                                                                       ========

                                                                                        As of
                                                                                    September 30,
      Uses of Fundings:                                                                 2000
                                                                                    -------------
                                                                                    (In thousands)
      Austar (1)...................................................................    $349,429
      Saturn.......................................................................      44,612
      XYZ Entertainment............................................................      16,481
      Other (2)....................................................................      55,808
                                                                                       --------
           Total...................................................................    $466,330
                                                                                       ========

     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.
     (2) Includes $17.2 million paid by United to purchase 2.0% of UAP from Kiwi Cable in December 1999.

We had $229.8 million of cash, cash equivalents and short-term liquid investments on hand as of September 30, 2000. This cash has been and will continue to be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone, Internet/data and interactive television.

In September 2000, TSL completed a NZ$900.0 ($367.3) million debt facility agreement (the "TSL Bank Facility") to refinance NZ$300.0 ($122.4) million, finance capital expenditures to build the cable network in New Zealand and to acquire spectrum and other businesses. The facility consists of Tranche A of NZ$380.0 ($155.1) and Tranche B of NZ$520.0($212.2) million and requires an equity contribution from Telstra and Austar United of NZ$0.50 for every NZ$1.00 of Tranche B debt drawn. The interest rate on the facility is a floating rate plus a 1.75% margin. As of October 31, 2000, the balance on the Saturn Bank Facility, which will be refinanced with the TSL Bank Facility, was NZ$265.0 ($108.1) million. The first draw on the new facility will occur on November 10, 2000 in the amount of NZ$315.0 ($128.6) million.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Cash and cash equivalents decreased $3.0 million from $6.0 million as of December 31, 1999 to $3.0 million as of September 30, 2000. Principal sources of cash during the nine months ended September 30, 2000 included proceeds from the issuance of common equity securities by a subsidiary of $102.4 million, borrowings on the New Austar Bank Facility of $57.6 million and other sources totaling $4.6 million.

During the nine months ended September 30, 2000, cash was used principally for capital expenditures of $77.3 million as Austar continues to expand its businesses into the data market, the funding of operating activities of $44.7 million, spectrum license fees of $29.9 million to convert five year agreements to fifteen, investments in and advances to affiliated companies of $5.1 million, new acquisitions of $4.6 million, the net cash invested in short-term liquid investments of $4.3 million and other uses totaling $1.7 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Cash and cash equivalents increased $12.7 million from $0.2 million as of December 31, 1998 to $12.9 million as of September 30, 1999. Principal sources of cash during the nine months ended September 30, 1999 included proceeds from the Australian IPO of $294.3 million, borrowings on the New Austar Bank Facility and the Saturn Bank Facility of $198.2 million, cash contributions from parent of $29.6 million and other investing and financing sources totaling $2.1 million.

During the nine months ended September 30, 1999, cash was used principally for the net cash invested in short-term liquid investments of $268.6 million, payment of the Austar Bank Facility of $129.1 million, capital expenditures totaling $83.5 million to continue new subscriber connections at Austar and the build-out of existing projects, the funding of operating activities of $12.6 million, deferred financing costs of $8.1 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $4.4 million.

RESULTS OF OPERATIONS

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. These rates and the spot rates for the end of each period are listed below.

                                                               Australian
                                                                 Dollars
                                                               ----------
     For the nine months ended September 30, 2000.............   1.6822
     For the nine months ended September 30, 1999.............   1.5336
     Spot rate as of September 30, 2000.......................   1.8425
     Spot rate as of December 31, 1999........................   1.5244

REVENUE. Our revenue increased $2.2 million and $26.2 million for the three and nine months ended September 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                      For the Three Months Ended     For the Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      --------------------------     -------------------------
                                                                         2000            1999           2000           1999
                                                                      ----------      ----------     ----------     ----------
                                                                            (In thousands)                 (In thousands)
     Austar United..................................................   $43,913         $41,745       $132,804        $106,565
                                                                       -------         -------       --------        --------
          Total revenue.............................................   $43,913         $41,745       $132,804        $106,565
                                                                       =======         =======       ========        ========

AUSTAR UNITED

Revenue for Austar United increased $2.2 million, or 5.3%, from $41.7 million for the three months ended September 30, 1999 to $43.9 million for the three months ended September 30, 2000. On a functional currency basis, Austar United's revenue increased A$12.0 million, from A$64.5 million for the three months ended September 30, 1999 to A$76.5 million for the three months ended September 30, 2000, an 18.6% increase. Austar United's revenue increased $26.2 million, or 24.6%, from $106.6 million for the nine months ended September 30, 1999 to $132.8 million for the nine months ended September 30, 2000. On a functional currency basis, Austar United's revenue increased A$57.2 million, from A$164.6 million for the nine months ended September 30, 1999 to A$221.8 million for the nine months ended September 30, 2000, a 34.8% increase.

The increase in revenue from period to period was primarily due to Austar's video subscriber growth (427,012 at September 30, 2000 compared to 360,708 at September 30, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of A$56.58 and A$55.78 for the three and nine months ended September 30, 2000, respectively, compared to A$53.50 and A$51.45 for the same periods in the prior year.

ADJUSTED EBITDA. Our Adjusted EBITDA loss increased $10.9 million and $14.8 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding amounts in the prior year as follows:

                                                                      For the Three Months Ended     For the Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      --------------------------     -------------------------
                                                                         2000            1999           2000           1999
                                                                      ----------      ----------     ----------     ----------
                                                                            (In thousands)                 (In thousands)
     Austar United..................................................  $(12,387)        $  (129)      $(22,918)       $(5,095)
     Other..........................................................      (278)         (1,679)          (837)        (3,826)
                                                                      --------         -------       --------        -------
          Total Adjusted EBITDA.....................................  $(12,665)        $(1,808)      $(23,755)       $(8,921)
                                                                      ========         =======       ========        =======

AUSTAR UNITED

Austar United's Adjusted EBITDA loss increased by $12.3 million, from negative $0.1 million for the three months ended September 30, 1999 to negative $12.4 million for the three months ended September 30, 2000. On a functional currency basis, Austar United's Adjusted EBITDA loss increased A$19.8 million, from negative A$0.2 million for the three months ended September 30, 1999 to negative A$20.0 million for the three months ended September 30, 2000. Austar United's adjusted EBITDA loss increased by $17.8 million, from negative $5.1 million for the nine months ended September 30, 1999 to negative $22.9 million for the nine months ended September 30, 2000. On a functional currency basis, Austar United's adjusted EBITDA loss increased A$29.6 million from negative A$7.9 million for the nine months ended September 30, 1999 to negative A$37.5 million for the nine months ended September 30, 2000. This increase in Adjusted EBITDA loss is primarily due to the increased expenses associated with the launch of AUB's Internet business.

The Adjusted EBITDA for video services improved by $0.4 million and $4.8 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in the prior year. Austar's incremental sales growth was partially offset by increased programming costs as subscribers increased and the Australian dollar weakened against the U.S. dollar.

The Adjusted EBITDA loss for the Internet business increased to $12.8 million and $22.9 million for the three and nine months ended September 30, 2000, respectively, compared to nil in the prior year as AUB rolls out its broadband Internet services.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Our corporate general and administrative expense decreased $0.6 million and $15.1 million for the three and nine months ended September 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. The nine month decrease was primarily attributable to a stock-based compensation charge of $6.7 million from the Austar United stock option plan for the nine months ended September 30, 2000, compared to $18.9 million for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.2 million and increased $4.6 million for the three and nine months ended September 30, 2000, respectively, compared to the amount for the corresponding periods in the prior year as follows:

                                                                      For the Three Months Ended     For the Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      --------------------------     -------------------------
                                                                         2000            1999           2000           1999
                                                                      ----------      ----------     ----------     ----------
                                                                            (In thousands)                 (In thousands)
     Austar United..................................................  $24,555          $25,086       $78,778         $75,029
     Other..........................................................      287                -           861               -
                                                                      -------          -------       -------         -------
          Total depreciation and amortization expense..............   $24,842          $25,086       $79,639         $75,029
                                                                      =======          =======       =======         =======

AUSTAR UNITED

Depreciation and amortization expense for Austar United decreased $0.5 million, or 2.0%, from $25.1 million for the three months ended September 30, 1999 to $24.6 million for the three months ended September 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$4.0 million, from A$38.7 million for the three months ended September 30, 1999 to A$42.7 million for the three months ended September 30, 2000, a 10.3% increase. This increase is due primarily to increased property, plant and equipment and licenses in Austar and AUB.

Depreciation and amortization expense for Austar United increased $3.8 million, or 5.1%, from $75.0 million for the nine months ended September 30, 1999 to $78.8 million for the nine months ended September 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$15.3 million, from A$115.9 million for the nine months ended September 30, 1999 to A$131.2 million for the nine months ended September 30, 2000, a 13.2% increase. This increase is due primarily to increased property, plant and equipment and licenses in Austar and AUB.

GAIN ON ISSUANCE OF SECURITIES BY  SUBSIDIARY.

RESTRUCTURING OF ASSETS. In June 1999, the 25.0% interest of XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc. increasing our interest in XYZ Entertainment to 50.0%. Based on the carrying value of our investment in United Austar, Inc., we recognized a gain of $22.3 million from the resulting step-up in the carrying amount of our investment in United Austar, Inc., in accordance with SAB 51.

INITIAL PUBLIC OFFERING. On July 27, 1999, Austar United successfully completed the Austar United IPO selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $226.9 million from the resulting step-up carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in United Austar indefinitely.

SECONDARY OFFERING. On March 29, 2000, Austar United successfully completed a Secondary Offering selling 20.0 million shares on the Australian Stock Exchange raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $61.2 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST INCOME. Interest income increased $2.0 million and $10.2 million for the three and nine months ended September 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was attributable to the increase in short-term liquid investment balances due to the Austar United IPO and the Secondary Offering.

INTEREST EXPENSE. Interest expense increased $3.0 million and $8.9 million for the three and nine months ended September 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year. This increase was primarily due to increased interest expense related to the Austar Bank Facility and the senior discount notes ("the Notes") for the three and nine months ended September 30, 2000 compared to the amounts for the corresponding periods in the prior year.

MINORITY INTERESTS IN SUBSIDIARIES. Our minority interests' share of losses was $17.3 million and $43.5 million for the three and nine months ended September 30, 2000, respectively. Austar United's IPO (July 1999) and its Secondary Offering (March 2000) reduced our indirect ownership in Austar United to 66.3% as of September 30, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of income (losses) before arriving at net income (loss).

SHARE IN RESULTS OF AFFILIATED COMPANIES, NET. Our share in losses of affiliated companies increased $2.0 million and $1.7 million for the three and nine months ended September 30, 2000, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                      For the Three Months Ended     For the Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      --------------------------     -------------------------
                                                                         2000            1999           2000           1999
                                                                      ----------      ----------     ----------     ----------
                                                                            (In thousands)                 (In thousands)
     XYZ Entertainment.............................................   $   302          $ (1,496)     $   (112)       $ (6,531)
     Saturn/TSL (1)................................................    (6,470)           (2,679)      (14,257)         (6,324)
     Other.........................................................       (31)                -          (196)              -
                                                                      -------          --------      --------        --------
          Total share in results of affiliated companies...........   $(6,199)         $ (4,175)     $(14,565)       $(12,855)
                                                                      =======          ========      ========        ========

     (1) During the seven months ended September 30, 1999, the equity method of accounting was used to account for Saturn's results due to certain minority shareholder rights. Effective August 1, 1999, Austar United increased its ownership in Saturn to 100% and began consolidating its results of operations. Effective April 1, 2000, Austar United decreased its ownership in Saturn to 50.0% with the TSL transaction and returned to the equity method of accounting.

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

Our operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates.

In general, we and our operating companies do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

The countries in which our operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency, however, there is no assurance this situation will continue. We may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Senior Discount Notes) and Australian dollars (New Austar Bank Facility).

                                                                             As of September 30, 2000
                                                                       -------------------------------------
                                                                        Book Value               Fair Value
                                                                       -------------            ------------
                                                               (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
  Fixed rate USD denominated Senior Discount Notes.....................  $451,268                  $455,902
    Average interest rate..............................................      14.0%                     13.8%
  Variable rate A$ denominated New Austar Bank Facility................  $217,096                  $217,096
    Average interest rate..............................................       7.6%                      7.6%


The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Senior Discount Notes) and Australian dollars (New Austar Bank Facility).

                                                                      As of September 30, 2000
                                              ------------------------------------------------------------------------------
                                               2000       2001       2002       2003       2004     Thereafter      Total
                                              -------   --------   --------   --------   --------   -----------   ----------
                                                                    (U.S. dollars, in thousands)
Long-term and short-term debt:
  Fixed rate USD denominated Senior
    Discount Notes............................ $  -       $  -      $    -    $     -    $     -     $451,268      $451,268
  Variable rate A$ denominated New Austar
    Bank Facility............................. $  -       $  -      $6,972    $38,343    $61,250     $110,531      $217,096


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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($27.1) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($54.3) million of variable rate, long-term debt into fixed rate borrowings. As of September 30, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of 8.8%.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

     10.1  TARB's Acquisition Agreement
     27.1  Financial Data Schedule


(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



United Australia/Pacific, Inc.



Date:      November 14, 2000
           ---------------------------------------------

By:        /s/ Valerie L. Cover
           ---------------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Financial Officer)