Form 10-K405
period 2000-12-31
UIH AUSTRALIA PACIFIC INC
filed 2001-04-02
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                          Commission File No. 333-05017

                         United Australia/Pacific, Inc.
             (Exact name of registrant as specified in its charter)

        State of Colorado                                        84-1341958
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  4643 South Ulster Street, #1300
          Denver, Colorado                                          80237
(Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code: (303) 770-4001



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Company has no publicly-traded shares of capital stock. As of March 26, 2001, the Company had 22,961,728 shares of common stock outstanding.

                                                    UNITED AUSTRALIA/PACIFIC, INC.
                                                   2000 ANNUAL REPORT ON FORM 10-K

                                                          Table of Contents

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                                                PART I
Item 1.       Business....................................................................................         2

Item 2.       Properties..................................................................................        15

Item 3.       Legal Proceedings...........................................................................        15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................        15

                                                               PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters...................        16

Item 6.       Selected Financial Data.....................................................................        17

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......        18

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..................................        24

Item 8.       Financial Statements and Supplementary Data.................................................        25

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........        25


                                                               PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................        26

Item 11.      Executive Compensation......................................................................        28

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................        33

Item 13.      Certain Relationships and Related Transactions..............................................        33


                                                               PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................        34



                                     PART I

ITEM 1.  BUSINESS
-----------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

United Australia/Pacific, Inc. (the "Company" or "United A/P") is a leading provider of pay television, telephone and Internet services in Australia and New Zealand. The Company, a Colorado corporation formed on October 14, 1994, is a majority owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP"), which is an indirect wholly owned subsidiary of UnitedGlobalCom, Inc. (together with all of its subsidiaries other than the Company and its subsidiaries, "United"). United is a global broadband communications provider of video, voice and data services with operations in over 26 countries throughout the world. In addition to the Company, United's operations include its interest in United Pan-Europe Communications N.V. ("UPC"), one of the largest pay television operators in Europe, as well as its other investments in Europe, Asia and Latin America. As of December 31, 2000, United's networks reached almost 22.7 million homes and served 10.5 million video subscribers, 0.7 million telephone access lines and 0.5 million broadband data accounts.

In June 1999, we and our subsidiaries contributed our interests in Austar Entertainment Pty Limited ("Austar"), Saturn Communications Limited ("Saturn") and XYZ Entertainment Pty Limited ("XYZ Entertainment") to United Austar, Inc. These interests were then contributed to Austar United Communications Limited, an Australian corporation ("Austar United"), in exchange for shares in Austar United. Substantially all of our operations are conducted through Austar United, one of the fastest growing broadband communications companies in Australia and New Zealand. Austar United completed its initial public offering in July 1999 (the "Austar United IPO") and is publicly traded on the Australian Stock Exchange under the symbol "AUN". As of December 31, 2000, we own 72.9% of the ordinary shares of Austar United. In March 2001, Austar United announced a A$200.0 ($111.8) million shareholder rights offering. We have committed to purchase our pro rata share of the shares offered and to purchase all remaining shares unsubscribed by the other shareholders. If we acquire all of the shares in the rights offering, our interest in Austar United will increase to approximately 81.0%.

Austar United's 100% owned operating company, Austar, is the second largest pay television operator in Australia and the largest operator in the regional Australia market. Austar's service area comprises approximately 2.1 million
homes  outside  of  the  major  capital  cities  and  represents   one-third  of
Australia's total homes. Austar United's 100% owned subsidiary, Austar United Broadband Pty Limited ("AUB"), established in August 1999, launched a dial-up Internet service (Austarnet) and a high-speed broadband service (chello broadband) in Australia in early 2000. AUB also began to offer interactive television and mobile telephone services in regional Australia in 2000. Austar United's 50.0% owned subsidiary, XYZ Entertainment, is the exclusive owner and/or distributor of five key programming channels in Australia to Austar and Foxtel. These are the two largest pay television operators whose combined subscriber bases represent approximately 83.0% of all pay television subscribers in Australia. Austar United's wholly owned subsidiary, Saturn, was merged with Telstra New Zealand Limited ("Telstra NZ") in April 2000 to form Telstra Saturn Limited ("TelstraSaturn"). TelstraSaturn is the only provider of integrated telephone, pay television and Internet services in New Zealand over one network.

ORGANIZATION OF THE COMPANY

The following chart summarizes our organizational structure. The interests indicated below are summaries of our approximate direct and indirect economic interests in our principal businesses. Our interest in Austar United may increase as a result of our standby commitment to purchase all of its shares not subscribed for in the upcoming rights offering.

          ***********************************************************
          *                                                         *
          *               United Australia/Pacific, Inc.            *
          *                                                         *
          ***********************************************************
                                       *
                             100.0%    *
          ***********************************************************
          *                                                         *
          *                    United Austar, Inc.                  *
          *                                                         *
          ***********************************************************
                                       *
                              72.9%    *
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
*                                                                              *
* Austar               Regional Australia                              100.0%  *
*                      MMDS and DTH multi-channel television                   *
*                       systems                                                *
* Austar United                                                                *
*  Broadband           Australia                                       100.0%  *
*                      Internet, telephone and interactive                     *
*                       television                                             *
*                                                                              *
* TelstraSaturn        New Zealand (Wellington/Christchurch)            50.0%  *
*                      Wireline pay television, telephone and                  *
*                       Internet systems                                       *
*                                                                              *
* XYZ Entertainment    Australian Programming                           50.0%  *
*                                                                              *
********************************************************************************

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

We operate in the pay television and telecommunications industry. Our reportable segments are both by line of business (pay television, telephone and Internet/data) and by the primary countries in which we operate - Australia and New Zealand. For additional information applicable to this Item, see Note 13 to the consolidated financial statements contained in Item 14.

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

OVERVIEW

We believe that we are well-positioned to capitalize on the increasing demand for pay television, telephone and Internet services in Australia and New Zealand. As of December 31, 2000, our pay television operating systems had an aggregate of approximately 2.2 million television homes serviceable and 442,209 subscribers, compared to approximately 2.2 million television homes serviceable and 398,486 subscribers as of December 31, 1999. During this same period, programming subscribers of XYZ Entertainment increased to approximately 1.1 million at December 31, 2000 from approximately 0.9 million at December 31, 1999.

While we expect that a substantial portion of our expected growth will come from the continued development of Austar, we are also anticipating significant growth by our New Zealand pay television and telecommunications venture which we believe has attractive growth prospects. With the formation of TelstraSaturn, we have plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch.

The following table sets forth certain operating data:

                                                                        As of December 31, 2000
                                     -----------------------------------------------------------------------------------------------
                                                                Homes in                     Two-way
                                     United A/P     System       Service       Homes          Homes         Basic          Basic
                                     Ownership     Ownership      Area         Passed        Passed      Subscribers    Penetration
                                     ----------    ---------   -----------   -----------   -----------   -----------   -------------
VIDEO:
  Austar............................   72.9%         100.0%     2,085,000     2,083,108      260,620        421,165        20.2%
  TelstraSaturn.....................   36.5%          50.0%       141,000        95,437       95,437         21,044        22.1%
                                                                ---------     ---------      -------      ---------
     Total..........................                            2,226,000     2,178,545      356,057        442,209
                                                                ---------     ---------      -------      ---------

DATA:
  TelstraSaturn.....................   36.5%          50.0%       141,000        95,437        N/A           45,146        47.3%
  Austar United Broadband...........   72.9%         100.0%     2,085,000     1,409,300        N/A           79,663         5.7%
     Total..........................                            ---------     ---------      -------      ---------
                                                                2,226,000     1,504,737        N/A          124,809
                                                                ---------     ---------      -------      ---------

PROGRAMMING:
  XYZ Entertainment (1).............   36.5%          50.0%        N/A           N/A           N/A        5,457,665          N/A
                                                                ---------     ---------      -------      ---------

                                                                     Subscribers                    Lines
                                     United A/P     System     -------------------------   -------------------------
                                     Ownership     Ownership   Residential    Business     Residential    Business
                                     ----------    ---------   -----------   -----------   -----------   -----------
TELEPHONY:
  TelstraSaturn.....................   36.5%          50.0%        32,093         1,493       37,723          4,339
  Austar United Broadband...........   72.9%         100.0%         7,626             -        7,626              -
     Total..........................                            ---------     ---------      -------      ---------
                                                                   39,719         1,493       45,349          4,339
                                                                ---------     ---------      -------      ---------


                                                                        As of December 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                                                Homes in                     Two-way
                                     United A/P     System       Service       Homes          Homes         Basic          Basic
                                     Ownership     Ownership      Area         Passed        Passed      Subscribers    Penetration
                                     ----------    ---------   -----------   -----------   -----------   -----------   -------------
VIDEO:
  Austar............................   69.1%         100.0%     2,085,000     2,083,108            -        381,763        18.3%
  Saturn............................   69.1%         100.0%       141,000        87,029       87,029         16,723        19.2%
                                                                ---------     ---------      -------      ---------
     Total..........................                            2,226,000     2,170,137       87,029        398,486
                                                                ---------     ---------      -------      ---------

DATA:
  Saturn............................   69.1%         100.0%       141,000        87,029        N/A            6,772         7.8%
                                                                ---------     ---------      -------      ---------

PROGRAMMING:
  XYZ Entertainment (1).............   34.6%          50.0%        N/A           N/A           N/A        4,670,000          N/A
                                                                ---------     ---------      -------      ---------


                                                                     Subscribers                    Lines
                                     United A/P     System     -------------------------   -------------------------
                                     Ownership     Ownership   Residential    Business     Residential    Business
                                     ----------    ---------   -----------   -----------   -----------   -----------
TELEPHONY:
  Saturn............................   69.1%         100.0%        22,406           992       26,194          2,272
                                                                ---------     ---------      -------      ---------

(1) This figure represents the total estimated number of channels for which XYZ Entertainment customers have subscribed.

AUSTAR

Austar is the largest provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar is the only pay television provider in substantially all of its service areas. As of December 31, 2000, Austar had 421,165 pay television subscribers (20.2% penetration). Due to the low housing densities that characterize Austar's service area, Austar primarily employs digital direct-to-home ("DTH") satellite and wireless cable technologies to deliver its service. These technologies have enabled Austar to deploy its services quickly.

The following table sets forth the summary operating statistics in Austar's markets:

                                                                                     As of December 31,
                                                                      -----------------------------------------------
                                                                          2000             1999             1998
                                                                      -------------    --------------   -------------
     Homes in service area:
       Metropolitan homes...........................................    1,527,000         1,527,000       1,527,000
       Non-metropolitan homes.......................................      558,000           558,000         558,000
                                                                        ---------         ---------       ---------
                                                                        2,085,000         2,085,000       2,085,000
                                                                        =========         =========       =========

     Net annual gain in basic subscribers...........................       39,402            93,042          92,516
     Total basic subscribers........................................      421,165           381,763         288,721

DISTRIBUTION SYSTEMS. Austar uses both digital DTH and wireless cable distribution technologies for delivery of pay television and data services. At present, approximately 85.0% of Austar's subscribers are serviced by digital DTH, while 15.0% receive service via wireless cable. Austar constructs and owns the microwave multi-point distribution system ("MMDS") transmission facilities and installs and retains ownership of all customer premises equipment for both its DTH and wireless cable customers.

In addition to digital DTH and wireless cable, Austar has constructed a cable network in Darwin, a market containing approximately 29,000 serviceable homes. Darwin is outside the satellite's footprint and dense vegetation makes wireless cable service impractical.

PROGRAMMING AND PRICING. Austar offers some of the widest range of programming available in Australia. Its programming agreements allow Austar to establish different service levels or tiers at multiple price points. Austar began tiering its program offerings in October 1998. By tiering its services, Austar permits its subscribers to select programming that is customized to their interests, which we believe is a valuable tool in ensuring our product meets customer value expectations. Tiering also provides customers with a lower-priced basic service that both enhances sales opportunities for additional services in the future and helps reduce the level of customer churn.

BASIC PACKAGE:

     Channel                                               Programming Genre
     -------                                               -----------------
     Disney Channel...............................         Family entertainment
     Sky News.....................................         Local and world news
     Fox Sports...................................         Sports
     Fox Sports Two...............................         Sports, including Rugby League games
     TV-1.........................................         General entertainment
     Discovery Channel............................         Documentary, adventure, history and lifestyle
     Nickelodeon/Nick at Nite.....................         Children's and family entertainment
     arena........................................         General entertainment
     Channel [V]..................................         Music video
     The Lifestyle Channel........................         Personal and home improvement
     thecomedychannel.............................         Comedy
     The Weather Channel..........................         Weather
     CNBC.........................................         International financial news
     CNN International............................         International news
     Sky Racing...................................         Live racing
     National Geographic (2)......................         Documentary
     TCM(1) (3)...................................         Library movies
     Cartoon Network (2) (3)......................         Cartoons
     Music Country................................         Country music videos
     TVSN (1).....................................         Shopping
     Austar Audio (1).............................         12 digital radio channels
     ----------------
     (1)  Not available to wireless cable subscribers.
     (2)  Limited viewing hours for wireless cable subscribers.
     (3)  These two networks share the same channel on digital DTH.

AUSTAR DELUXE(1):

     Channel                                               Programming Genre
     -------                                               -----------------

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
     (2)  Not available to cable subscribers in Darwin.

MOVIES:

      Channel                                               Programming Genre
      -------                                               -----------------

     Showtime (1).................................         Recent release movies
     Encore (1)...................................         Library movies
     Movie One (2)................................         Recent release movies
     Movie Extra (2)(3)...........................         Recent release movies
     Movie Greats (2)(3)..........................         Library movies
     ---------
     (1)  Columbia, Universal, Paramount and Fox Studios.
     (2)  Disney, MGM Warner, Dreamworks and Village Roadshow Studies.
     (3)  Not available to wireless cable subscribers.

At December 31, 2000, Austar's pricing was:

                                                                MMDS       DTH
                                                                 A$         A$
                                                               -------   -------

     Basic Service, including "the Guide".................      34.25     40.85
     Movie Network (1)....................................      12.10     12.10
     Showtime and Encore (1)..............................      12.10     12.10
     Movie One ...........................................       9.80         -
     C7 Sports ...........................................       7.60         -
     World Movies (2).....................................       6.95      6.95
     Adults Only (Pay per Night)..........................       6.95      6.95
     Main Event (Pay-per-View) (3)........................      varies per event

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

Austar has exclusive rights in its service area to distribute via DTH and wireless cable five channels of programming supplied by XYZ Entertainment:
Discovery Channel, Nickelodeon, The Lifestyle Channel, Channel [V] and arena. The Disney Channel is provided to Austar under a licensing agreement that runs until September 2005. Austar also obtains at competitive price levels additional programming from a number of independent sources, including Time Warner, ESPN, Seven Network, National Geographic, Music Country and Sky Racing. The Weather Channel, the Adults Only channel and certain pay-per-view events are sourced from entities in which we have an ownership interest.

Austar's rights to distribute certain programming are dependent on its supplier's ability to provide such programming to Austar. In the event that any of Austar's programming suppliers are unable to supply programming to Austar, we are confident that we will be able to secure alternative sources of programming.

MARKETING, BILLING AND CUSTOMER SUPPORT. Austar has focused its marketing and sales efforts to support a strategy of rapid penetration of its markets. Austar's comprehensive marketing and sales organization consists of approximately 220 direct sales representatives and over 480 national customer service and telemarketing personnel at Austar's National Customer Operations Center ("NCOC"). These sales channels are supported by an integrated marketing program of television, radio and print advertising and extensive use of direct mail.

Austar's 24 offices, located throughout its operating area, serve its customers in surrounding areas and provide Austar with a local presence. These offices perform several key functions, including responding to customer inquires, booking installations, providing customer maintenance services, collecting subscription fees, liaising with installation contractors and marketing Austar's services.

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

Billing services are also handled through the NCOC. Austar bills for its services in advance on a monthly basis. Customers have several methods by which they can pay including direct debit from their bank account, automatic credit card billing, by mail or in person at one of Austar's local offices, retail stores, or at the post office. Austar has implemented a number of procedures for managing customers with delinquent accounts.

Austar's monthly churn averaged 2.9% during 2000, 2.9% during 1999 and 3.9% during 1998. Austar believes that this ratio is likely to decline in the future, although there can be no such assurances. Factors which Austar believes will contribute to the decline in customer churn include: the continued enhancement of the price value relationship as more content is added and the existing content improves, the tiering of services and tailoring packages to customers, a further reduction in the level of product sampling in a maturing market, the introduction in 1998 of annual and six-month subscriber contracts and improved customer communications combined with loyalty programs.

COMPETITION. Austar is the sole provider of pay television services in substantially all of its service area. Its only major pay television competitor is Foxtel, which operates a cable system in a segment of Austar's 116,000-home Gold Coast service area. As of December 31, 2000, Austar had approximately 29,760 subscribers in the Gold Coast. Austar also experiences limited competition from free-to-air channels.

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

NEW BUSINESS OPPORTUNITIES. We are pursing new business opportunities in three main areas (i) provision of high-speed Internet/data services, (ii) provision of interactive television services and (iii) resale of mobile telephone services.

Austar launched high-speed and traditional Internet access services in markets in early 2000 using wireless cable technologies and began delivering these services in some of its operating areas via digital DTH at the end of 2000. Austar will benefit from United's experience in rolling out Internet/data services. In particular, Austar intends to use chello broadband, the Internet portal and content service of United's European subsidiary, UPC, to support the deployment of its Internet/data offerings to its service area. These high-speed services provide customers with downstream transmission speeds (from the Internet to the subscriber) that are much faster than traditional dial-up modems. We believe that the provision of Internet/data services represents a significant market opportunity due to the combination of substantial consumer demand for Internet access, the limited capacity of the public switched telephone network in regional Australia and the lack of a broadband alternative. Austar also launched the resale of mobile telephone products in October 2000.

Austar has licensed an operating system for interactive television for digital set-top boxes with Open TV, Inc. This operating system enables Austar to introduce an enhanced electronic programming guide, interactive television applications and transactional services such as home banking and other electronic commerce. The introduction of these services should continue to help Austar realize its objectives of increasing revenue and decreasing churn. Moreover, these services should also generate incremental revenues with minimal capital expenditures because these applications utilize existing customer premise equipment.

In December 2000, we opened retail stores in three cities, Maroochydore, Cairns and Townsville. These stores provide our customers with the opportunity to experience the latest technology first hand and learn more about our products and services. Products include interactive television, mobile phones and Internet services.

MANAGEMENT AND EMPLOYEES. Austar United and its subsidiaries' management include seven United employees. As of December 31, 2000, Austar United had approximately 1,700 employees. A number of these employees are parties to an "award" governing the minimum conditions of their employment including probationary periods of employment, rights upon termination, vacation, overtime and dispute resolution.

TELSTRASATURN

TelstraSaturn is the only provider of integrated telephone, pay television and Internet services in New Zealand. These services are currently provided in the greater Wellington area over a hybrid fiber cable ("HFC") network with an overlay of traditional telephone lines. Service to Christchurch was launched in early 2001. TelstraSaturn plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years. Austar United owns 50.0% of TelstraSaturn, a joint venture with Telstra. As of December 31, 2000, TelstraSaturn's network had 95,437 serviceable homes for pay television, telephone and data. As of that date, TelstraSaturn had 21,044 cable television subscribers (22.1% penetration), 32,093 residential telephony customers and 45,146 data subscribers.

TELEPHONE SERVICES. TelstraSaturn offers full-feature local and long distance telephone services and is the only full service telephone provider competing with Telecom New Zealand ("Telecom"), the incumbent telephone provider.

     Residential Services:
     ---------------------
       Local access
       Domestic and international long distance
       Full suite of switch-based features (e.g., voicemail, call waiting, last number dialed, etc.)
       Traditional dial-up Internet access
       High speed cable modem service

     Business Services:
     ------------------
       Local access
       Domestic and international long distance service
       Full suite of switch-based features
       Centrex services
       High speed cable modem service
       Data services

TelstraSaturn has an interconnect agreement with Telcom, pursuant to which the parties permit calls originating on one party's system to be terminated on the other system.

PAY TELEVISION SERVICES. TelstraSaturn's programming strategy is to offer a wide variety of high-quality channels at competitive prices. TelstraSaturn provides its customers both pay television and free-to-air channels and is currently offering a single tier of service consisting of 28 channels. TelstraSaturn's standard pay television package currently consists of the following channels:

     Channel                                                 Programming Genre
     -------                                                 -----------------
     TVI, TV2, TV3, TV4..................................    General entertainment (retransmitted)
     BBC World...........................................    World news
     CNBC................................................    World financial news
     CNN International...................................    World news
     MCM.................................................    Music video
     Channel V...........................................    Music video
     Discovery...........................................    Science and nature
     National Geographic.................................    Culture and nature
     Animal Planet.......................................    Animal entertainment
     TCM.................................................    Classic movies
     Cartoon Network.....................................    Children's cartoon programming
     Trackside...........................................    TAB racing
     Kidzone.............................................    Local children's programming
     Weather Channel.....................................    Live weather from NZ MetService
     Program Guide.......................................    Programming line-up
     FTV.................................................    Fashion TV
     Music Country.......................................    Country music video
     Elijah Television...................................    Non-denominational religious programming
     Worldnet............................................    U.S. information service news and science
     TelstraSaturn SportsNet.............................    Local/international sports
     TelstraSaturn Home Cinema Preview Channel...........    Pay-per-view movie previews
     TelstraSaturn Montage Channel.......................    A montage of TelstraSaturn's channels
     TelstraSaturn on Screen Guide.......................    An on-screen channel guide
     Prime Channel.......................................    General entertainment (retransmitted)
     BBC World Service...................................    BBC world service radio

In addition, TelstraSaturn offers 21 channels of pay-per-view movies pursuant to distribution agreements with Hollywood Studios, including Warner Bros., Twentieth Century Fox, Universal Studios and Columbia TriStar. Eighteen of these channels, branded "Saturn Home Cinema," feature general new release and library movies with programming provided by four leading Hollywood studios. The most popular movies are scheduled as "near video on demand" with frequent starting times (generally every 15 or 30 minutes) over multiple channels. The three remaining channels are adult movie channels and are available to hotels and motels only. The pay-per-view movies are priced comparable to home video rental rates. TelstraSaturn has been achieving pay-per-view buy rates of 100%, i.e. an average of at least one pay-per-view buy per subscriber per month. TelstraSaturn is exploring the possibility of expanding its pay-per-view offerings to include sporting events and adult movies for its residential customers.

TelstraSaturn is currently negotiating with a number of programming providers to expand its channel offerings. TelstraSaturn believes that its relationship with Austar United provides it with a competitive advantage in obtaining a wide array of quality programming at attractive prices.

INTERNET/DATA SERVICES. Currently, TelstraSaturn offers both traditional dial-up and high speed cable modem-based Internet access to its business and residential customers via Paradise. It also provides a platform for other ISPs to offer Internet/data services. We believe that the provision of Internet/data services represents significant revenue potential. TelstraSaturn is able to offer these Internet/data services as part of a more attractive bundle of services for its customers. This increases both the take-up rate for all of TelstraSaturn's services and the take-up rate for second phone lines, thereby generating incremental revenue. It also ensures that its customers will use TelstraSaturn's telephone network for their data traffic.

PRICING. With its unique bundle of services, TelstraSaturn can offer a number of attractive multiple service bundles, ranging from an entry level package of cable television service, plus local telephone access and free local calls, for NZ$49.90 per month to a package of two telephone lines (free local calls), cable television service and unlimited internet usage for NZ$99.95 per month. TelstraSaturn is able to offer a savings of 20.0% based on a customer buying the services separately from multiple providers. These bundles are proving a very effective means to drive penetration and increase revenue per home. Sky TV ("Sky"), TelstraSaturn's primary competitor, charges subscribers a monthly rate of approximately NZ$42.20 for five channels of UHF programming with a one-time installation fee of NZ$25.00 per subscriber. Sky's digital satellite service is NZ$35.92 per month and has an installation fee of NZ$199.00.

MARKETING; CUSTOMER SUPPORT. TelstraSaturn's marketing strategy uses promotion techniques proven in existing subscription television markets such as the U.S. and Europe, including direct sales campaigns (door-to-door selling), direct mail and telemarketing supported by a mass media brand awareness program. TelstraSaturn already enjoys very high and positive brand awareness in the market. There is considerable interest in purchasing its products and services. Direct sales have proven to be the most effective technique in other new build markets, particularly in areas where pay television is in its introductory stage. Each of these techniques aims to communicate the selling points of the telephone service, cable television and internet services and in particular the advantages of purchasing multiple services from one provider. Homes are released for marketing on a node by node basis as construction is completed, which allows for a very targeted marketing program tailored to the unique demographic profile of the territory and enables TelstraSaturn to capitalize on the product awareness resulting from its construction efforts. TelstraSaturn's sales strategy is designed to include an emphasis on the bundled offering and to capitalize on the value, quality and customer service advantages associated with a one-stop service provider. Customer service centers are located in Wellington and Christchurch. The call management technology employed by TelstraSaturn is scaleable and can be configured to support a national network expansion. In addition, TelstraSaturn is currently developing a sophisticated marketing database to assist the sales force in a targeted sales approach in future marketing campaigns.

COMPETITION. TelstraSaturn's major telephone competitor is Telecom, New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75.0% of national and international toll revenues and 60.0% of cellular revenues. During 1996 and 1997, Telecom constructed an HFC network to 70,000 homes in various parts of New Zealand and began offering a pay television service. In 1998, Telecom discontinued its pay television service and Telecom now appears to be pursuing an asymmetrical digital subscriber line ("ADSL") strategy for high speed internet access.

There are currently four broadcast networks in New Zealand as well as several other free-to-air regional channels. The largest provider of subscription television services in New Zealand is Sky, which operates a five-channel encrypted UHF subscription television service and has recently launched a 20-channel digital satellite service. Sky offers a popular sports channel on an exclusive basis. Telecom has entered into a resale agreement with Sky and is currently experimenting with a bundled product in competition to TelstraSaturn. This is currently available on a very limited basis. TelstraSaturn has entered into a similar resale agreement with Sky but has not offered this product as the returns are unattractive.

MANAGEMENT AND EMPLOYEES. United has appointed two of its employees to management positions at TelstraSaturn. As of December 3l, 2000, TelstraSaturn had approximately 790 full-time employees. Substantially all of TelstraSaturn's employees are employed under individual employment contracts.

XYZ ENTERTAINMENT

Austar United and Foxtel each own 50.0% of XYZ Entertainment, a programming venture that purchases, produces, edits, packages and transmits programming for the Australian pay television market. XYZ Entertainment currently supplies five channels of programming (the "XYZ Channels") in key genres to Austar and Foxtel, Australia's two largest pay television operators, for distribution to their subscribers. XYZ Entertainment collects a monthly fee per subscriber. As of December 31, 2000, XYZ Entertainment provided programming for 1,091,533 subscribers.

Each of the XYZ Channels is separately managed as to product design and content strategy by Austar United or one of XYZ Entertainment's licensors or joint venture partners. The channels are:

     Channel                                          Programming Genre
     -------                                          -----------------
     arena........................................    Drama, comedy, general entertainment,
                                                        programming and library movies
     Channel [V]..................................    Music video with local presenters
     Discovery Channel............................    Documentary, adventure, history and lifestyle
     The Lifestyle Channel........................    Personal and home improvements
     Nickelodeon/Nick at Nite.....................    Children's educational, entertainment and
                                                        cartoons/family-oriented drama and
                                                        entertainment
     MusicMAX.....................................    Music videos

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

EMPLOYEES. As of December 31, 2000, XYZ Entertainment had approximately 100 employees.

OTHER INTERESTS

Main Event Television (formerly Content Co.) was established in August 1998 as a joint venture among Austar (33.3%), Optus (33.3%) and Foxtel (33.3%). Main Event Television produces Adults Only, a pay-per-night adult channel, and Main Event, a pay-per-view event channel, for the joint venture parties.

The Weather Channel Australia Pty Limited (formerly Weather 21), 100% owned by Austar United, is a Sydney-based company which produces The Weather Channel in its own production studio. The Weather Channel, launched in January 1999, provides 24-hour weather coverage and is currently offered exclusively to Austar subscribers in the basic package.

In January 2000, AUB acquired a 50.0% interest in Massive Media Pty Limited ("Massive Media"). Massive Media owns 100% of Massive Interactive Pty Limited, an Internet development company, and 75.0% of Massive Technologies Pty Limited, a software company focused on Internet applications development.

In April 2000, Saturn purchased Paradise Net Limited, an ISP that has 33,000 subscribers, primarily residential, throughout New Zealand. Paradise Net Limited was subsequently merged into TelstraSaturn.

In April 2000, AUB purchased Artson Pty Limited, an ISP that does business under the name "OntheNet" and has approximately 6,000 subscribers on the Gold Coast in Queensland, Australia.

In June 2000, AUB acquired certain assets of Ultranet, an ISP that has approximately 5,000 subscribers in the Townsville area.

In October 2000, AUB acquired certain assets of eisa Limited, a Melbourne based ISP. These assets include approximately 49,100 subscribers in metropolitan and regional Australia.

In October 2000, Austar United acquired a 51.2% interest in TVSN. TVSN is a retailer of merchandise over both the pay television and Internet platforms in Australia and New Zealand. TVSN produces all of its content from its production studio in Sydney.

After a decision in February 2000 by the Australian Communications Authority ("ACA") to allow the conversion of licenses, Austar United paid A$43.1 ($24.9) million to convert its five year apparatus licenses to fifteen year spectrum licenses.

In November 2000, Austar United purchased certain spectrum rights from Television and Radio Broadcasting Services Pty Limited ("TARBS"). This spectrum will give Austar United bandwidth in several cities (Sydney, Melbourne, Brisbane, Camberra, Adelaide and Perth) suitable for high speed broadband data, video (including interactive television) and ultimately voice telephony and potentially Voice over Internet Provider ("IP") technology.

TECHNOLOGIES EMPLOYED BY THE COMPANY

We currently use three principal transmission technologies in the deployment of our pay television services in Australia and New Zealand. These technologies are as follows: (i) DTH satellite broadcast services, (ii) MMDS or wireless cable and (iii) wireline cable or CATV, the technology with which pay television services are most frequently delivered in the United States. We have carefully evaluated the characteristics of the markets in which we are currently operating or planning to operate pay television systems and have chosen what we believe to be the most appropriate transmission technology for each. While these transmission technologies are, in general, similar with respect to picture quality, all such technologies offer improved picture quality compared to what has historically been offered by over-the-air broadcasters.

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

A wireline cable television system is a network of coaxial or fiber-optic transmission cables through which programming is transmitted to a subscriber's premises from the system's head-end facility, which receives satellite and tape-delivered programming. Wireline cable television offers a wide bandwidth that generally allows the transmission of a larger number of channels than MMDS. When constructed with a HFC network, as we are doing in New Zealand, the system's infrastructure can be used to deliver telephone and data services. The primary disadvantages of a wireline cable network are the higher costs of construction, especially in areas of low housing density, and the length of time required to construct the network. We are constructing wireline cable systems in New Zealand and, due to topography and housing densities, are constructing a wireline cable system in one market in Australia.

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

EMPLOYEES

The Company has no employees. Certain management, technical, administrative, accounting, tax, legal, financial reporting and other services for the Company are currently provided by United and UAP pursuant to the terms of a management agreement. In addition, United supplies certain employees to Austar United, Austar, AUB and TelstraSaturn pursuant to a secondment agreement. See Item 13 "Certain Relationships and Related Transactions."

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

For information applicable to this Item, see the notes to the consolidated financial statements contained in Item 14.

ITEM 2.  PROPERTIES
-------------------

Our executive offices are located in Denver, Colorado, in space leased by United and provided to the Company through the UAP Management Agreement as described in
Item 13 "Certain Relationships and Related Transactions." In management's opinion, these facilities are sufficient to meet the current and foreseeable future needs of its operating companies.

Austar United and Austar lease office space in Sydney for administrative offices and Austar has established four regional offices in leased space in certain areas where it has launched service. Austar also leases locations for smaller local offices in most of its markets to handle local customer maintenance, marketing and installation, however, a number of these sites have been closed in the past year. In addition, Austar leases facilities to house the head-end facility and transmitter tower in each of its markets. The NCOC is located in leased facilities in the Gold Coast. Generally, these Austar facilities are leased with terms of three to six years, with renewal options in many instances. Austar believes that its leased facilities are sufficient for its foreseeable needs and that it has access to a sufficient supply of additional facilities in its various markets, should it require more space.

In the fourth quarter of 2000, Austar agreed to enter into an agreement to lease premises being built on the Gold Coast subject to certain conditions. The premises will provide facilities for all customer service and technical and administrative staff currently located on the Gold Coast. It is anticipated the premises will be ready for use in 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters have been submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II


ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

The common stock of the Company is not publicly traded. The Company has paid no cash dividends since formation. The Company is a holding company with no independent operations of its own and, as such, its ability to pay cash dividends is dependent upon distributions from its operating companies. Such distributions are limited by contractual or other obligations of such operating companies and by the Company's bond indentures. In addition, the ability of the operating companies to distribute funds may be limited by the current or future regulations of the countries in which they are located.

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
                                                               High        Low
                                                               ----        ---
Year ended December 31, 1999:
   Third Quarter (from July 1999)........................    A$5.510     A$4.460
   Fourth Quarter........................................    A$6.700     A$4.350
Year ended December 31, 2000:
   First Quarter.........................................    A$9.900     A$5.523
   Second Quarter........................................    A$8.500     A$4.850
   Third Quarter.........................................    A$6.550     A$3.900
   Fourth Quarter........................................    A$4.800     A$1.590

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected consolidated financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited consolidated financial statements. The data set forth below is qualified by reference to and should be read in conjunction with the Company's audited consolidated financial statements including the notes and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   For the Years Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                  2000           1999           1998           1997         1996
                                                               ----------     ----------     ----------     ----------   ----------
                                                                         (In thousands, except share and per share amounts)
Statement of Operations Data:
  Revenue....................................................  $  177,313     $  151,722     $   89,819     $   68,961   $   24,977
  Operating expense..........................................    (155,716)      (118,731)       (71,149)       (52,703)     (22,865)
  Selling, general and administrative expense................     (77,709)       (76,348)       (55,434)       (53,312)     (34,041)
  Depreciation and amortization..............................    (105,899)      (104,720)       (97,140)       (80,802)     (36,269)
                                                               ----------     ----------     ----------     ----------   ----------
    Operating loss...........................................    (162,011)      (148,077)      (133,904)      (117,856)     (68,198)
  Gain on issuance of common equity securities
   by subsidiary.............................................      61,172        248,758              -              -            -
  Interest income............................................      15,481          6,253            207          1,569        5,544
  Interest expense...........................................     (80,303)       (69,470)       (56,705)       (43,994)     (22,194)
  Other income (expense), net................................       3,042         (7,936)        (5,590)        (6,385)          90
  Income tax benefit (expense)...............................         727           (993)             -              -            -
  Minority interest in subsidiary............................      58,559         18,407              -          1,018        2,186
  Share in results of affiliated companies, net..............     (18,068)        (6,351)       (10,299)        (2,408)      (5,414)
                                                               ----------     ----------     ----------     ----------   ----------
  Net (loss) income .........................................  $ (121,401)    $   40,591     $ (206,291)     $(168,056)  $  (87,986)
                                                               ==========     ==========     ==========     ==========   ==========
  Basic net (loss) income per common share...................  $    (6.59)    $     2.28     $   (14.02)    $   (12.12)  $    (6.44)
                                                               ==========     ==========     ==========     ==========   ==========
  Basic weighted-average number of shares outstanding........  18,426,187     17,810,254     14,718,857     13,864,941   13,670,832
                                                               ==========     ==========     ==========     ==========   ==========
  Diluted net (loss) income per common share.................  $    (6.59)    $     2.23     $   (14.02)    $   (12.12)  $    (6.44)
                                                               ==========     ==========     ==========     ==========   ==========
  Diluted weighted-average number of shares outstanding.       18,426,187     18,199,726     14,718,857     13,864,941   13,670,832
                                                               ==========     ==========     ==========     ==========   ==========
Other Data:
  Operating loss.............................................  $ (162,011)    $ (148,077)    $ (133,904)    $ (117,856)  $  (68,198)
    Depreciation and amortization............................     105,899        104,720         97,140         80,802       36,269
    Non-cash stock-based compensation........................       9,439         22,540              -              -            -
                                                              -----------     ----------     ----------     ----------   ----------
    Consolidated Adjusted EBITDA (1).........................  $  (46,673)    $  (20,817)    $  (36,764)    $  (37,054)  $  (31,929)
                                                              ===========     ==========     ==========     ==========   ==========

-------------
(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under U.S. GAAP, or as an indicator of a company's operating performance. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

                                                                                      As of December 31,
                                                           -----------------------------------------------------------------------
                                                               2000           1999           1998          1997           1996
                                                           ------------   ------------   ------------   -----------    -----------
Balance Sheet Data:                                                                     (In thousands)
  Cash, cash equivalents, restricted cash and
   short-term liquid investments..........................   $ 107,094     $ 275,421      $     944      $  25,089      $  37,860
  Property, plant and equipment, net......................   $ 124,479     $ 219,394      $ 110,351      $ 183,101      $ 193,170
  Total assets............................................   $ 599,251     $ 666,591      $ 216,032      $ 279,032      $ 319,323
  Senior discount notes and other long-term debt..........   $ 693,135     $ 669,096      $ 424,726      $ 387,094      $ 250,057
  Total liabilities.......................................   $ 785,305     $ 747,425      $ 510,661      $ 431,769      $ 315,276
  Total stockholders' (deficit) equity....................   $(254,861)    $(176,654)     $(294,629)     $(164,153)     $   4,047

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis of the Company's financial condition and results of operations covers the years ended December 31, 2000, 1999 and 1998 and should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such consolidated financial statements provide additional information regarding the Company's financial activities and condition.

We have no employees of our own. UAP, our parent, provides various management, financial reporting, accounting and other services for us pursuant to the terms of the UAP Management Agreement. Until June 24, 1999, Austar and Saturn were also parties to technical service agreements with UAP for which such operating companies paid to UAP fees based on their respective gross revenues. Effective June 24, 1999, these technical service agreements with UAP were assigned to Austar United and a management agreement between United and Austar United was executed pursuant to which United performs certain technical and consulting services in return for a monthly fee. See Item 13 "Certain Relationships and Related Transactions."

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had invested approximately $535.7 million in our projects. These fundings do not include amounts contributed by shareholders other than the Company, proceeds from the Austar United IPO or operating subsidiary bank borrowings.

                                                                                                  As of
                                                                                               December 31,
     Sources of Fundings:                                                                         2000
                                                                                               -------------
                                                                                              (In thousands)
     Senior discount notes proceeds, net of offering costs................................       $244,652
     Cash contributions and other equity from parent (1)(2)...............................        283,958
     Cash received for interest...........................................................          7,124
                                                                                                 --------
          Total...........................................................................       $535,734
                                                                                                 ========

                                                                                                  As of
                                                                                               December 31,
     Uses of Fundings:                                                                            2000
                                                                                               -------------
                                                                                              (In thousands)
     Austar United (1)....................................................................       $418,811
     Saturn...............................................................................         44,612
     XYZ Entertainment....................................................................         16,738
     Other (2)............................................................................         55,573
                                                                                                 --------
          Total...........................................................................       $535,734
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

As of December 31, 2000, our working capital and projected operating cash flow are not sufficient to fund our budgeted expenditures and pay interest on our indebtedness over the next 12 months. Based on current plans, Austar United will need approximately A$135.5 ($75.7) million, in addition to its $106.2 million of cash on hand, to continue to fund the operations of its business and cover the variable capital expenditure cost of getting digital set top boxes and broadband data equipment into homes and businesses in its market in regional Australia and New Zealand. In March 2001, Austar United announced a A$200.0 ($111.8) million pro rata renounceable rights issue which is expected to be completed by the end of May 2001. United will underwrite the issue and subscribe for its pro rata entitlement. In addition, United has agreed to acquire any shares not subscribed to by other shareholders. We believe the proceeds from this offering will be sufficient for Austar United's funding requirements through 2001. Our senior discount notes (the "Notes") begin accruing interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We are considering alternatives to payment of this interest, including refinancing of the Notes. There can be no assurance that we will be successful in obtaining all or a portion of our anticipated funding needs.

On April 23, 1999, Austar executed a A$400.0 ($262.3) million syndicated senior secured debt facility (the "Austar Bank Facility") to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The average rate incurred on this facility was 7.4% and 7.6% during the years ended December 31, 2000 and 1999, respectively. The Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 2000, Austar had drawn A$200.0 million under Tranche 1 and A$200.0 million under Tranche 2, for a total outstanding balance of A$400.0 ($223.5) million.

In September 2000, TelstraSaturn completed a NZ$900.0 ($399.6) million debt facility agreement (the "TelstraSaturn Bank Facility") to refinance NZ$300.0 ($133.2) million of an existing facility, finance capital expenditures to build the cable network in New Zealand and acquire spectrum and other businesses. Tranche A of the facility, which totals NZ$380.0 ($168.7) million, is available immediately. Tranche B of the facility, which totals NZ$520.0 ($230.9) million, requires an equity contribution from Telstra and Austar United of NZ$0.50 ($0.22) for every NZ$1.00 ($0.43) of Tranche B debt drawn. The interest rate on the facility is a floating rate plus a 1.75% margin. As of December 31, 2000, the balance on the TelstraSaturn Bank Facility was NZ$320.0 ($142.1) million.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $5.6 million as of December 31, 2000, a decrease of $0.4 million from $6.0 million as of December 31, 1999. Cash and cash equivalents as of December 31, 1999 increased $5.8 million from $0.2 million as of December 31, 1998 to $6.0 million as of December 31, 1999.

                                                                                     For the Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                 2000              1999             1998
                                                                             ------------      ------------     ------------
                                                                                              (In thousands)
     Cash flow from operating activities..................................    $ (46,936)        $ (18,856)       $ (23,842)
     Cash flow from investing activities..................................     (172,018)         (388,410)         (83,181)
     Cash flow from financing activities..................................      229,102           415,089           94,667
     Effect of exchange rates on cash.....................................      (10,559)           (1,976)             193
                                                                              ---------         ---------        ---------
     Net (decrease) increase in cash and cash equivalents.................         (411)            5,847          (12,163)
     Cash and cash equivalents at beginning of period.....................        6,028               181           12,344
                                                                              ---------         ---------        ---------
     Cash and cash equivalents at end of period...........................    $   5,617         $   6,028        $     181
                                                                              =========         =========        =========

YEAR ENDED DECEMBER 31, 2000

Cash and cash equivalents decreased $0.4 million from $6.0 million as of December 31, 1999 to $5.6 million as of December 31, 2000. Principal sources of cash during the year ended December 31, 2000 included net proceeds from the sale of short-term liquid investments of $132.0 million, proceeds from the issuance of common equity securities by a subsidiary of $102.4 million, cash contributions from parent of $69.4 million, borrowings on bank facilities of $57.6 million and other sources totaling $6.1 million.

During the year ended December 31, 2000, cash was used principally for capital expenditures of $113.8 million as Austar continues to expand its business into the data market, purchase of additional shares in its subsidiary, United Austar, Inc. for $65.6 million, the funding of operating activities of $46.9 million, the purchase of spectrum under the agreement with Television and Radio Broadcasting Services Pty Ltd. ("TARBS") of $63.4 million, the purchase of additional spectrum and fees to convert five year apparatus license agreements to fifteen year spectrum licenses of $33.0 million, investments in and advances to affiliated companies of $16.9 million, new acquisitions of $16.2 million and other uses totaling $12.1 million, including the effect of exchange rates on cash of $10.6 million.

YEAR ENDED DECEMBER 31, 1999

Cash and cash equivalents increased $5.8 million from $0.2 million as of December 31, 1998 to $6.0 million as of December 31, 1999. Principal sources of cash during the year ended December 31, 1999 included proceeds from the Austar United IPO of $292.8 million, borrowings on the Austar Bank Facility and the Saturn Bank Facility of $229.9 million, cash contributions from parent of $29.7 million and other investing and financing sources totaling $1.4 million.

During the year ended December 31, 1999, cash was used principally for net purchases of short-term liquid investments of $264.7 million, payment of the old Austar bank facility of $129.1 million, purchases of property, plant and equipment totaling $117.8 million to continue new subscriber connections at Austar and the build-out of existing projects, the funding of operating activities of $18.9 million, deferred financing costs of $8.0 million, investments in and advances to affiliated companies of $5.2 million and other uses totaling $4.3 million.

YEAR ENDED DECEMBER 31, 1998

Cash and cash equivalents decreased $12.1 million from $12.3 million as of December 31, 1997 to $0.2 million as of December 31, 1998. Principal sources of cash during the year ended December 31, 1998 included cash contributions from parent of $58.9 million, borrowings on the old Austar bank facility of $39.5 million, net proceeds from the sale of short-term investments of $11.6 million and other sources totaling $0.3 million.

During the year ended December 31, 1998, cash was used principally for the purchase of property, plant and equipment totaling $71.5 million to continue new subscriber connections and the build-out of existing projects, the funding of operating activities of $23.8 million, investments in affiliated companies and acquisition of assets of $11.4 million, the deconsolidation of Saturn of $9.9 million, the payment of capital leases and other debt of $3.3 million and other investing and financing uses of $2.5 million.

RESULTS OF OPERATIONS

EXCHANGE RATES. We translate revenue and expense from our foreign subsidiaries using the weighted-average exchange rates during the period. These rates and the spot rates for the end of each period are listed below.

                                                 Australian                                              Australian
                                                   Dollars                                                Dollars
                                                 ----------                                              ----------
     For the year ended December 31, 2000........  1.7361     Spot rate as of December 31, 2000..........  1.7897
     For the year ended December 31, 1999........  1.5475     Spot rate as of December 31, 1999..........  1.5244
     For the year ended December 31, 1998........  1.5958     Spot rate as of December 31, 1998..........  1.6332

REVENUE. Our revenue increased $25.6 million and $61.9 million for the years ended December 31, 2000 and 1999, respectively, compared to the corresponding amounts in the prior year as follows:

                                                                                          For the Years Ended December 31,
                                                                                  -----------------------------------------------
                                                                                      2000              1999             1998
                                                                                  ------------      ------------     ------------
                                                                                                   (In thousands)
     Video................................................................          $163,938           $146,881         $89,819
     Telephone............................................................             3,898              4,107               -
     Internet/data........................................................             5,067                  -               -
     Other................................................................             4,410                734               -
                                                                                    --------           --------         -------
        Total revenue.....................................................          $177,313           $151,722         $89,819
                                                                                    ========           ========         =======

Our revenue increased $25.6 million, or 16.9%, from $151.7 million for the year ended December 31, 1999 to $177.3 million for the year ended December 31, 2000, despite a 12.2% devaluation of the Australian dollar to the U.S. dollar from period to period. This increase was primarily due to Austar's video subscriber growth (421,165 at December 31, 2000 compared to 381,763 at December 31, 1999). The average monthly revenue per video subscriber remained flat from an average per subscriber of A$53.71 ($34.71) for the year ended December 31, 1999 to an average rate of A$53.68 ($30.92) per subscriber for the year ended December 31, 2000.

Our revenue increased $61.9 million, or 68.9%, from $89.8 million for the year ended December 31, 1998 to $151.7 million for the year ended December 31, 1999, including a 3.0% strengthening of the Australian dollar to the U.S. dollar from period to period. This increase was primarily due to Austar's video subscriber growth (381,763 at December 31, 1999 compared to 288,721 at December 31, 1998) and increased average monthly revenue per video subscriber as Austar continues to expand the content of its television service. The average monthly revenue per video subscriber increased A$6.71 ($5.26) from an average per subscriber of A$47.00 ($29.45) for the year ended December 31, 1998 to an average rate of A$53.71 ($34.71) per subscriber for the year ended December 31, 1999, a 14.3% increase.

ADJUSTED EBITDA. Adjusted EBITDA loss increased $25.9 million and decreased $16.0 million for the years ended December 31, 2000 and 1999, respectively, compared to the corresponding amounts in the prior year as follows:

                                                                                          For the Years Ended December 31,
                                                                                  -----------------------------------------------
                                                                                      2000             1999             1998
                                                                                  ------------      ------------     ------------
                                                                                                   (In thousands)
     Video................................................................         $(12,586)           $(10,923)       $(27,166)
     Telephone............................................................           (3,839)             (1,160)              -
     Internet/data........................................................          (21,007)                  -               -
     Other................................................................           (9,241)             (8,734)         (9,598)
                                                                                   --------            --------        --------
        Total Adjusted EBITDA.............................................         $(46,673)           $(20,817)       $(36,764)
                                                                                   ========            ========        ========

Our Adjusted EBITDA loss increased by $25.9 million, or 124.5%, from negative $20.8 million for the year ended December 31, 1999 to negative $46.7 million for the year ended December 31, 2000. This increase in Adjusted EBITDA loss is primarily due to Austar United's development and start-up costs associated with the launch of AUB's Internet business, as well as increased programming costs payable in U.S. dollars as the Australian dollar continued to weaken during the year, higher costs for new branding and product launch, higher costs for marketing and advertising during the Olympics, increased churn following the Olympics and increased churn from partial absorption of the new Australian goods and services tax.

Our Adjusted EBITDA loss improved by $16.0 million, or 43.5%, from negative $36.8 million for the year ended December 31, 1998 to negative $20.8 million for the year ended December 31, 1999. This improvement in Adjusted EBITDA loss for the comparable periods from year to year was primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the NCOC, corporate management staff and media-related marketing costs.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY. We recorded a gain of $61.2 and $248.8 million on the issuance of common equity securities and restructuring of assets of Austar United for the years ended December 31, 2000 and 1999, respectively.

Restructuring of Assets. In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc., increasing our interest in XYZ Entertainment to 50.0%. Based on the carrying value of our investment in United Austar, Inc., we recognized a gain of $22.3 million from the resulting step-up in the carrying amount of our investment in United Austar, Inc., in accordance with SAB 51.

Initial Public Offering. On July 27, 1999, Austar United successfully completed the Austar United IPO, selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $226.5 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

March 2000 Offering. On March 29, 2000, Austar United successfully completed a second offering selling 20.0 million shares on the Australian Stock Exchange raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $61.2 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in Austar United indefinitely.

INTEREST INCOME. Interest income increased $9.2 million from $6.3 million for the year ended December 31, 1999 to $15.5 million for the year ended December 31, 2000. The increase was attributable to the increase in short-term liquid investment balances due to the equity offerings in 1999 and 2000.

Interest income increased $6.1 million from $0.2 million for the year ended December 31, 1998 to $6.3 million for the year ended December 31, 1999. This increase was primarily due to the increase in short-term liquid investment balances due to the Austar United IPO.

INTEREST EXPENSE. Interest expense increased $10.8 million, or 15.5%, from $69.5 million for the year ended December 31, 1999 to $80.3 million for the year ended December 31, 2000. This increase was due to interest expense related to the Austar Bank Facility which was $18.5 million in 2000 compared to $16.4 million in 1999 and continued accretion on the Notes.

Interest expense increased $12.8 million, or 22.6%, from $56.7 million for the year ended December 31, 1998 to $69.5 million for the year ended December 31, 1999. This increase was due to interest expense related to the Austar Bank Facility, which was $16.4 million in 1999 compared to $7.5 million in 1998 and continued accretion on the Notes.

MINORITY INTEREST IN SUBSIDIARY. The minority interests' share of losses increased $40.2 million, or 218.5%, from $18.4 million for the year ended December 31, 1999 to $58.6 million for the year ended December 31, 2000. Austar United's IPO in July 1999 and second offering in March 2000 reduced our ownership from 100% to a cumulative 72.9% as of December 31, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses before arriving at net income (loss).

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $18.1 million, $6.4 million and $10.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, as follows:

                                                                                          For the Years Ended December 31,
                                                                                  -----------------------------------------------
                                                                                      2000             1999             1998
                                                                                  ------------      ------------     ------------
                                                                                                   (In thousands)
     XYZ Entertainment (1)................................................         $  7,049            $    (27)       $     55
     TelstraSaturn/Saturn (2) (3).........................................          (24,503)             (6,324)        (10,354)
     Other................................................................             (614)                  -               -
                                                                                   --------            --------        --------
       Total share in results of affiliated companies... .................         $(18,068)           $ (6,351)       $(10,299)
                                                                                   ========            ========        ========

     (1) In September 1998, UAP acquired an additional 25.0% interest in XYZ Entertainment, which was exchanged for an 8.3% direct ownership interest in United Austar, Inc. in June 1999, increasing our ownership to 50.0%.
     (2) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations.
     (3) On April 6, 2000, Saturn merged with Telstra NZ, a wholly owned subsidiary of Telstra. We discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting.

PROVISION FOR LOSSES ON INVESTMENT RELATED COSTS. The provision for losses on marketable equity securities and investment related costs consists of our write-off of various non-strategic investments.

SELECTED QUARTERLY FINANCIAL DATA. The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2000. The Company believes that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjuction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                                             For the Three Months Ended
                                                                             -----------------------------------------------------
                                                                              March 31,   June 30,     September 30,  December 31,
                                                                                2000        2000           2000          2000
                                                                             ----------   ----------   -------------  ------------
                                                                                                   (In thousands)
Statement of Operations Data (Unaudited):
  Revenue...............................................................     $   46,344   $   42,547    $   43,913     $   44,509
                                                                             ==========   ==========    ==========     ==========
  Operating loss........................................................     $  (36,795)  $  (33,810)   $  (39,474)    $  (51,932)
                                                                             ==========   ==========    ==========     ==========
  Net income (loss).....................................................     $   19,447   $  (43,373)   $  (49,103)    $  (48,372)
                                                                             ==========   ==========    ==========     ==========

  Net income (loss) per common share:
     Basic net income (loss)............................................           1.09        (2.44)        (2.76)         (2.39)
                                                                             ==========   ==========    ==========     ==========
     Diluted net income (loss)..........................................           1.06        (2.44)        (2.76)         (2.39)
                                                                             ==========   ==========    ==========     ==========

  Weighted average number of common shares outstanding:

     Basic .............................................................     17,810,299   17,810,299    17,810,299     20,253,766
                                                                             ==========   ==========    ==========     ==========
     Diluted............................................................     18,298,249   17,810,299    17,810,299     20,253,766
                                                                             ==========   ==========    ==========     ==========


                                                                                            For the Three Months Ended
                                                                             -----------------------------------------------------
                                                                              March 31,   June 30,     September 30,  December 31,
                                                                                2000        2000           2000          2000
                                                                             ----------   ----------   -------------  ------------
                                                                                                   (In thousands)
Statement of Operations Data (Unaudited):
  Revenue...............................................................     $   30,432   $   34,388    $   41,745     $   45,157
                                                                             ==========   ==========    ==========     ==========
  Operating loss........................................................     $  (28,944)  $  (45,742)   $  (28,158)    $  (45,233)
                                                                             ==========   ==========    ==========     ==========
  Net (loss) income.....................................................     $  (47,535)  $  (52,269)   $  185,420     $  (45,025)
                                                                             ==========   ==========    ==========     ==========
  Net (loss) income per common share:
     Basic net (loss) income............................................          (2.67)       (2.93)       10.41           (2.53)
                                                                             ==========   ==========    =========      ==========
     Diluted net (loss) income..........................................          (2.67)       (2.93)       10.13           (2.53)
                                                                             ==========   ==========    =========      ==========

  Weighted average number of common shares outstanding:
     Basic .............................................................     17,810,249   17,810,249    17,810,249     17,810,270
                                                                             ==========   ==========    ==========     ==========
     Diluted............................................................     17,810,249   17,810,249    18,298,249     17,810,270
                                                                             ==========   ==========    ==========     ==========

NEW ACCOUNTING PRINCIPLES. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amended the effective date of SFAS 133, which is effective for the Company's first quarter 2001. The adoption does not have a material effect on the Company's results of operation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Notes) and Australian dollars (Austar Bank Facility).

                                                                             As of December 31, 2000
                                                                          -----------------------------
                                                                          Book Value         Fair Value
                                                                          ----------         ----------
                                                               (U.S. dollars, in thousands, except interest rates)
     Long-term and short-term  debt:
       Fixed rate USD denominated Notes......................              $466,241           $320,365
         Average interest rate...............................                 14.0%              24.5%
       Variable rate A$ denominated Austar Bank Facility.....              $223,501           $223,501
         Average interest rate...............................                  7.4%               7.4%

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (the Notes) and Australian dollars (Austar Bank Facility).

                                                                       As of December 31, 2000
                                              ------------------------------------------------------------------------------
                                               2001       2002       2003       2004       2005     Thereafter      Total
                                              -------   --------   --------   --------   --------   -----------   ----------
                                                                     (U.S. dollars, in thousands)
Long-term and short-term debt:
  Fixed rate USD denominated Notes..........   $  -      $    -    $     -    $     -    $     -     $466,241      $466,241
  Variable rate A$ denominated
     Austar Bank Facility...................   $  -      $7,177    $39,474    $63,057    $75,873     $ 37,920      $223,501

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

Currently, we have four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($27.9) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($55.9) million of variable rate, long-term debt into fixed rate borrowings. As of December 31, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of 8.5%.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Company and the financial statement schedules required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The directors and executive officers of the Company and their ages, along with their respective position with the Company as of March 1, 2001 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of the Board. The number of members on the Company's Board is currently fixed at two.

     Name                            Age        Position
     ----                            ---        --------
     Gene W. Schneider                74        Chairman of the Board
     Michael T. Fries                 38        Director, President and Chief Executive Officer
     John C. Porter                   43        Chief Executive Officer - Austar United
     Jonathan G. Morphett             42        Chief Financial Officer - Austar United
     Bruce M. Mann                    45        Managing Director - Austar

GENE W. SCHNEIDER has served as Chairman of the Board for the Company and UAP since their respective formation dates. He has also been Chairman of the Board of Directors of United since its inception in May 1989. Mr. Schneider has also served as United's Chief Executive Officer since October 1995 and served as its President from October 1997 until he relinquished the title in September 1998. Since June 1999, Mr. Schneider has served as a director of Austar United. Mr. Schneider served as a member of the Supervisory Board of UPC from July 1995 until February 1999, when he became an advisor to the Supervisory Board. From May 1989 to November 1991, Mr. Schneider served as Chairman of United Artists Entertainment Company, then the third largest cable television company and the largest theater owner in the world. He was a founder of United Cable Television Corporation in the early 1950's and, as its Chairman and Chief Executive Officer, helped build United Cable into the eighth-largest multiple system operator in the United States prior to its merger with United Artists in 1989. He has been active in cable television affairs and has served on the Board of the National Cable Television Association ("NCTA"), and on numerous committees and special projects thereof, since the NCTA's inception in the early 1950's. Mr. Schneider is one of the original inductees into the NCTA's Cable Television Pioneers. Mr. Schneider is an advisor to the Supervisory Board of chello broadband N.V. and the Chairman of the Board of Advance Display Technologies, Inc.

MICHAEL T. FRIES has served as a director of the Company and UAP since November 1996. He also serves as the Company's President and Chief Executive Officer. He became a director of United in November 1999 and has also served as President and Chief Operating Officer of United since September 1998. Mr. Fries has served as a member of the UPC Supervisory Board since September 1998 and as Chairman of the UPC Supervisory Board since February 1999. He has also served as President and Chief Executive Officer of UAP since June 1995 and December 1995, respectively, and Executive Chairman of Austar United since June 1999. In addition, since September 1998, Mr. Fries has served as the President of United Latin America, Inc. ("ULA"), a wholly owned subsidiary of United. In January 2000, he became a member of the chello broadband N.V. Supervisory Board and in
November 2000, a member of the Priority Telecom N.V. Supervisory Board. From March 1990 to June 1995, Mr. Fries served as Senior Vice President, Development, in which capacity he was responsible for managing United's acquisitions and new business development activities, including United's expansion into the Asia/Pacific, Latin America and European markets.

JOHN C. PORTER has served as the Chief Executive Officer and a director of Austar United since June 1999 and served as the Managing Director of Austar from July 1997 to December 1999. In these positions, Mr. Porter is the senior operating liaison for telecommunications projects in the Asia/Pacific region. From January 1997 to August 1999, Mr. Porter also served as the Chief Operating Officer of UAP. From 1995 until January 1997, he served as the Chief Operating Officer for Austar, where he was responsible for the design and deployment of Austar's multi-channel/multi-point distribution system/satellite/cable television network. Prior to joining Austar, Mr. Porter served as President of the Ohio Division of Time Warner, Inc., which had over 250,000 cable customers.

JONATHAN G. MORPHETT has served as Chief Financial Officer for Austar United since August 2000. Mr. Morphett is responsible for the financial operations of Austar United. Immediately prior to joining Austar United, Mr. Morphett served as the Managing Director, Corporate Finance, for Morgan Stanley Dean Witter ("Morgan Stanley") in Sydney where he was a key player in establishing a full service investment bank in Australia. Previously, he worked for thirteen years in Morgan Stanley's New York office. Mr. Morphett has extensive experience in debt and equity financing transactions, mergers and acquisitions and corporate structuring. He has worked primarily in the telecommunications and energy sector.

BRUCE M. MANN has served as Managing Director of Austar since January 2000. In this position, Mr. Mann has profit and loss and operational responsibility for Austar's more than 400,000 pay television customers as well as operational responsibility for the Company's mobile telephony and data businesses. From April 1995 to December 1999, Mr. Mann served as Austar's Executive Director of Marketing and Programming where he had responsibility for the group's consumer marketing and sales efforts as well as its programming function. Additionally, Mr. Mann has served as a director of XYZ Entertainment since 1997. From 1994 until joining Austar, Mr. Mann served as President, National Division, of Cross Country Wireless, Inc., a U.S. provider of wireless multi-channel television services where he had operational and profit and loss responsibility for Cross Country's MMDS joint venture with Heartland Communications. From 1991 to 1994, Mr. Mann served as Vice President-Marketing of Washington Redskins/Jack Kent Cooke Stadium, Inc., and was responsible for its sports and entertainment related promotion, advertising and marketing.

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

JAMES R. CLARK became a Vice President of the Company and UAP in August 1999. He is also a Vice President of ULA, a position he has held since June 1999. Mr. Clark has served as Vice President of Regional Operations for United since May 1999, where he oversees all operations in Asia/Pacific and Latin America. Prior to his current positions, he served as the Regional Manager of Austar from 1997 to May 1999. From January 1996 to 1997, he served as Satellite Operations Manager at Austar, where he was responsible for launching direct broadcast satellite service in rural Australia. Prior to joining Austar, from 1990 to 1995, Mr. Clark served as Regional Vice President for The Disney Channel where he managed sales and marketing in eight mid-west states, serving over 1,000,000 subscribers.

VALERIE L. COVER has served as Controller for the Company since its formation in October 1994 and for UAP since January 1997. Ms. Cover is responsible for the accounting, financial reporting and information technology functions of the Company. She has served as Controller of United since October 1990 and as a Vice President of United since December 1996. Prior to joining United, she was the Director of Corporate Accounting at United Artists from May 1989 until October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

KEVIN M. ONG has served as Vice President of the Company since May 1996. Mr. Ong is responsible for the finance operations of the Company. He also serves as Regional Vice-President of Finance for United. Prior to joining United, Mr. Ong served in various financial and senior management positions with U.S. and international cable television operators. From 1988 to 1994, Mr. Ong served as a Director with Jones Intercable, Inc. and the Treasurer of Jones International Limited, where he was responsible for financial operations and various accounting functions.

ELLEN P. SPANGLER has served as Vice President and Secretary of the Company since July 1997. Ms. Spangler is responsible for the legal operations of the Company. Ms. Spangler has also served as Senior Vice President of Business and Legal Affairs and Secretary of United since December 1996. In February 1999, she became a member of the Supervisory Board for UPC. Prior to assuming her current position, from February 1991 to December 1996, Ms. Spangler served as Vice
President of United where her responsibilities included business and legal affairs, programming and assisting on development projects.

FREDERICK G. WESTERMAN III became Vice President and Treasurer of the Company and UAP in August 1999. His responsibilities include oversight and planning of the Company's financial and treasury operations. He has also served as United's Chief Financial Officer since June 1999. From December 1997 to June 1999, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for corporate finance, treasury operations, risk management, corporate budgeting and investor relations. From June 1993 to September 1997, he served as Vice President of Equity Research for UBS Securities LLC (a subsidiary of Union Bank of Switzerland) where he was responsible for primary research coverage of cable television and satellite communications and secondary coverage of media and entertainment.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

All of the officers of the Company are employed by United, the indirect 100% stockholder of the Company. The Company pays no separate compensation to these officers; however, the Company and United Management, Inc. ("United Management"), an indirect wholly owned subsidiary of United, are parties to a Management Agreement, pursuant to which the Company pays United Management a management fee for certain services provided to the Company. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP in the UAP Management Agreement. United Management and UAP also became parties to a similar management agreement (the "United Management Agreement") effective March 31, 1997.

Certain members of senior management of Austar United are U.S. expatriates who are employed by United and have been seconded to the respective operating companies. Austar United reimburses United for compensation paid to these employees. Gene W. Schneider, the Company's Chairman, is also the Chairman and Chief Executive Officer of United and spends only a portion of his time on matters pertaining to the Company and its operations. Michael T. Fries, the Company's President and Chief Executive Officer, is also an officer and employee of United and spends only a portion of his time on matters pertaining to the Company and its operations. The services of Messrs. Schneider and Fries are provided to the Company pursuant to the United Management Agreement. While the Company and its operating companies do not reimburse United directly for a specified portion of the compensation United pays to Messrs. Schneider and Fries, UAP pays a management fee to United under the United Management Agreement for certain services, including those of Messrs. Schneider and Fries, performed on behalf of the Company.

SUMMARY COMPENSATION TABLE
--------------------------

The following table sets forth the aggregate annual compensation paid during the fiscal years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers whose annual salary and bonus exceeded $100,000 for the year ended
December 31, 2000. In addition, the information in this section reflects compensation received by the named executive officers for all services performed for the Company, United, Austar United and their respective affiliates:

                                                                           Compensation Table
                                          ---------------------------------------------------------------------------------------
                                                                                                     Long-Term
                                                                                                    Compensation
                                                          Annual Compensation                          Awards
                                          -----------------------------------------------------    --------------
                                                                                     Other           Securities
                                                                                     Annual          Underlying        All Other
                                            Year      Salary         Bonus       Compensation(1)   Options (#)(2)    Compensation
                                          -------   ----------    ------------   ---------------   --------------    ------------
Gene W. Schneider                          2000     $558,413       $      -        $     -          1,600,000(3)       $6,371(4)
 Chairman of the Board                     1999     $498,548       $      -        $     -          2,568,839(5)       $6,155(4)
 Chief Executive Officer, United           1998     $450,000       $      -        $ 5,793(6)         762,500(7)       $5,512(4)

Michael T. Fries                           2000     $448,173       $      -        $ 2,714(6)       1,200,000(8)       $6,371(4)
 President and Chief Executive Officer     1999     $332,365       $      -        $ 4,497(6)       6,204,285(9)       $6,155(4)
 President and Chief Operating Officer,    1998     $300,000       $275,000(10)    $31,041(11)        725,000(12)      $5,632(4)
  United

John C. Porter                             2000     $266,290       $ 31,125        $97,071(13)         50,000(14)      $6,371(15)
 Chief Executive Officer, Austar United    1999     $252,500       $ 32,226        $25,723(16)      4,880,850(17)      $5,952(15)
  (from June 1999)                         1998     $245,913       $ 30,000        $60,081(18)         50,000(19)      $5,632(15)
 Chief Operating Officer, UAP
  (until August 1999)

Jonathan G. Morphett                       2000     $ 65,385(20)   $      -        $18,412(21)      1,000,000(22)      $1,586(23)
 Chief Financial Officer, Austar United

Bruce M. Mann                              2000     $209,231       $ 24,900        $30,408(24)        525,000(25)      $5,959(26)
 Executive Director, Austar                1999     $200,000       $ 26,445        $18,188(27)      3,158,197(28)      $5,620(26)
                                           1998     $181,457       $ 41,470        $21,839(29)         40,000(30)      $5,296(26)

(1) With respect to U.S. employees on foreign assignment, the Company tax equalizes them for taxes due at the foreign location and in the U.S. Where such tax equalization results in a net payment by the Company for the employee in a particular year, it will be included in "other annual compensation" and the benefit will be so noted in a footnote for such employee.
(2) The number of securities underlying options have been adjusted to reflect United's 2-for-1 stock split on November 30, 1999, the relinquishment of options under UAP's phantom stock option plan in exchange for options under Austar United Executive Share Option Plan (the "Austar United Plan") in July 1999 and UPC's 3-for-1 stock split on March 20, 2000.
(3) Pursuant to the ULA Phantom Stock Option Plan (the "ULA Plan"), Mr. Schneider was granted phantom options based on 100,000 shares of ULA Class A common stock on December 6, 2000. Also includes options to acquire 1,500,000 shares of United Class A common stock. The Board of Directors approved this grant subject to shares becoming available under United's 1993 Employee Stock Option Plan ("United's Employee Plan") upon stockholder approval. Such approval will be sought at United's next annual meeting.
(4) Amounts consist of matching employer contributions made by United under United's employee 401(k) plan of $5,100, $4,800 and $4,800 for the years ended December 31, 2000, 1999 and 1998, respectively, with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(5) Pursuant to United's Employee Plan, Mr. Schneider was granted options to acquire 290,523 shares of United Class A common stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Schneider was granted options to acquire 2,153,316 ordinary shares of Austar United on July 20, 1999. Pursuant to the chello broadband Phantom Stock Option Plan (the "chello Plan"), Mr. Schneider was granted phantom options based on 125,000 ordinary shares of chello broadband, an indirect subsidiary of United, on June 11, 1999.
(6)  Represents the value of personal use of United's airplane.
(7) Pursuant to United's Employee Plan, Mr. Schneider was granted options to acquire 200,000 shares of United Class A common stock on October 8, 1998. Pursuant to the UPC Phantom Stock Option Plan (the "UPC Phantom Plan"), Mr. Schneider was granted phantom options based on 562,500 ordinary shares A of UPC on September 24, 1998.
(8) Pursuant to the ULA Plan, Mr. Fries was granted phantom options based on 200,000 shares of ULA Class A common stock on December 6, 2000. Also includes options to acquire 1,000,000 shares of United Class A common stock. The Board of Directors approved this grant subject to shares becoming available under United's Employee Plan upon stockholder approval. Such approval will be sought at United's next annual meeting.
(9) Pursuant to United's Employee Plan, Mr. Fries was granted options to acquire 100,000 shares of United Class A common stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Fries was granted options to acquire 6,029,285 ordinary shares of Austar United on July 20, 1999. Pursuant to the chello Plan, Mr. Fries was granted phantom options based on 75,000 ordinary shares of chello broadband on June 11, 1999.
(10) Includes a $25,000 moving allowance when Mr. Fries was relocated from the Company's Australia offices back to its principal office in Denver, Colorado.
(11) Represents payments for living expense, including rent, relating to foreign assignment of $30,824, and $217 which represents the value of personal use of United's airplane.
(12) Pursuant to United's Employee Plan, Mr. Fries was granted options to acquire 200,000 shares of United Class A common stock on September 18, 1998. Pursuant to the UPC Phantom Plan, Mr. Fries was granted phantom options based on 225,000 ordinary shares A of UPC on September 24, 1998. Pursuant to the ULA Plan, Mr. Fries was granted phantom options based on 300,000 shares of ULA Class A common stock on September 18, 1998.
(13) Represents payments related to foreign assignment consisting of housing allowance of $32,020, home leave airfare of $27,430 and other payments of $37,621, including car allowance, cost of living adjustment, dependent education and tax preparation.
(14) Pursuant to United's Employee Plan, Mr. Porter was granted options to acquire 50,000 shares of United Class A common stock on December 6, 2000.
(15) Amounts consist of matching employer contributions made by United under United's employee 401 (k) plan of $5,100, $4,800 and $4,800 for the years ended December 31, 2000, 1999 and 1998, respectively, with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(16) Represents payments related to foreign assignment of $25,723 including housing allowance and cost of living adjustment.
(17) Pursuant to the Austar United Plan, Mr. Porter was granted options to acquire 4,880,850 ordinary shares of Austar United on July 20, 1999.
(18) Represents payments related to foreign assignment consisting of housing allowance of $46,834 and cost of living adjustment of $13,247.
(19) Pursuant to United's Employee Plan, Mr. Porter was granted options to acquire 50,000 shares of United Class A common stock on December 18, 1998.
(20) Mr. Morphett commenced his employment with Austar United in August 2000. Accordingly, the salary information included in the table represents only five months of employment.

(21) Represents payments related to foreign assignment of $18,412, including housing allowance, cost of living adjustment, car allowance, dependent education and tax preparation.
(22) Pursuant to the Austar United Plan, Mr. Morphett was granted options to acquire 1,000,000 ordinary shares of Austar United on December 20, 2000.
(23) Amount consists of matching employer contributions made by United under United's employee 401(k) plan of $1,385 for the year ended December 31, 2000 with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(24) Represents payments related to foreign assignment of $30,408, including housing allowance, car allowance, cost of living adjustment, home leave airfare and tax preparation.
(25) Pursuant to United's Employee Plan, Mr. Mann was granted options to acquire 25,000 shares of United Class A common stock on December 6, 2000. Pursuant to the Austar United Plan, Mr. Mann was granted options to acquire 500,000 ordinary shares of Austar United on December 20, 2000.
(26) Amount consists of matching employer contributions made by United under United's employee 401(k) plan of $4,688, $4,468 and $4,464 for the years ended December 31, 2000, 1999 and 1998, respectively, with the remainder consisting of term life insurance premiums paid by United for such officer's benefit.
(27) Represents payments related to foreign assignment of $18,188, including housing allowance and cost of living adjustment.
(28) Pursuant to the Austar United Plan, Mr. Mann was granted options to acquire 3,158,197 ordinary shares of Austar United on July 20, 1999.
(29) Represents payments related to foreign assignment of $21,839, including housing allowance and cost of living adjustment.
(30) Pursuant to United's Employee Plan, Mr. Mann was granted options to acquire 40,000 shares of United Class A common stock on December 18, 1998.


OPTION GRANTS TABLE
-------------------

Messrs. Schneider, Fries, Porter, Morphett and Mann, as employees of United, have been granted options to acquire stock of United and/or its subsidiaries. The following table sets forth information concerning options to purchase shares of United Class A common stock, ULA common stock and ordinary shares of Austar United granted to these named executives during 2000. The Company has not granted any options to acquire its stock.

                                                      Option Grants in the Year Ended December 31, 2000(1)
                               --------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable Value
                                                                                                       at Assumed Annual Rate
                                                                                                     of Stock Price Appreciation
                                                      Individual Grants                                  for Option Term (2)
                               ----------------------------------------------------------------   ----------------------------------
                               Number of    Percentage of
                               Securities   Total Options                 Market
                               Underlying    Granted to                   Price
                               Options      Employees in  Exercise      on Grant     Expiration
                               Granted (#)  Fiscal Year   Price ($/Sh)  Date ($/Sh)     Date      0% ($)       5% ($)      10% ($)
                               -----------  ------------  ------------  -----------  ----------  ---------  -----------  -----------
Gene W. Schneider
 United Class A Common Stock.. 1,500,000(3)(6)  39.5%       $14.8125     $14.8125(3)  12/06/10          -   $13,973,252  $35,410,965
 ULA Common Stock.............   100,000(4)     15.9%       $19.2300     $19.2300(5)  12/06/10          -   $ 1,209,364  $ 3,064,767
Michael T. Fries
 United Class A Common Stock.. 1,000,000(3)(6)  26.4%       $14.8125     $14.8125(3)  12/06/10          -   $ 9,315,502  $23,607,310
 ULA Common Stock.............   200,000(4)     31.7%       $19.2300     $19.2300(5)  12/06/10          -   $ 2,418,729  $ 6,129,534
John C. Porter
 United Class A Common Stock..    50,000(6)      1.3%       $14.8125     $14.8125     12/06/10          -   $   465,775  $ 1,180,366
Jonathan G. Morphett
 Austar United Shares......... 1,000,000        33.7%      A$ 1.7500    A$ 2.3520(7)  12/20/10   $602,000   $ 2,081,160  $ 4,350,482
Bruce M. Mann
 United Class A Common Stock..    25,000(6)      0.7%       $14.8125     $14.8125     12/06/10          -   $   232,888  $   590,183
 Austar United Shares.........   500,000        16.8%      A$ 1.7500    A$ 2.3520(7)  12/20/10   $301,000   $ 1,040,580  $ 2,175,241

(1) Except as otherwise noted, all stock options granted during Fiscal 2000 vest in 48 equal monthly increments following the date of grant. Vesting of the options granted would be accelerated upon a change of control of United as defined in the respective options plans.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the underlying securities of the respective options, continued employment of the optionee through the term of the options, and other factors.

(3) On December 6, 2000, United's Board of Directors approved option grants to Messrs. Schneider and Fries for shares of Class A common stock of United with an exercise price of $14.8125. Such grants are subject to shares becoming available under United's Employee Plan upon stockholder approval at which time the option grants will be effective. For purposes of this table, the options are treated as if granted on December 6, 2000 and are included for purposes of determining the percentage amounts of the total option grants for all the named executive officers. Assuming stockholder approval is received, the grants will become effective in 2001.
(4) Upon exercise, ULA may pay these phantom options in cash, shares of Class A common stock of United or, if publicly traded, its shares of Class A common stock.
(5) Market price based on fair market value of ULA shares of common stock as determined by its board of directors at the time of grant.
(6) United Class A common stock options granted in Fiscal 2000 vest as to 1/8th of the shares six months after the grant date and thereafter in 42 equal monthly increments.
(7) The price per share on December 31, 2000 in U.S. dollars is $1.21 and has been determined based on the exchange rate of 1.7897 on December 31, 2000.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION TABLE
------------------------------------------------------------

The following table sets forth information concerning the exercise of options and concerning unexercised options held by each of the executive officers named in the Summary Compensation Table above as of December 31, 2000.

                                    Aggregated Option Exercises in Year Ended December 31, 2000 and Period-End Option Values
                                    ----------------------------------------------------------------------------------------

                                                                      Number of Securities         Value of Unexercised
                                                                     Underlying Unexercised            In-the-Money
                                                                     Options at FY-End(#)(1)      Options at FY-End($)(2)
                                    Shares Acquired    Value      ----------------------------  ----------------------------
                                    on Exercise(#)   Realized($)  Exerciseable  Unexerciseable  Exerciseable  Unexerciseable
                                    ---------------  -----------  ------------  --------------  ------------  --------------
Gene W. Schneider
 United Class A Common Stock             -               -            753,421     1,741,666       $5,655,015     $  847,959
 UPC Shares (4)...................       -               -            515,625        46,875       $4,532,045     $  412,004
 Austar United Shares.............       -               -          1,635,345       517,971      A$  588,724    A$  186,470
 ULA Common Stock (5).............       -               -            109,375       115,625       $1,637,344     $  233,906
 chello Shares (6)................       -               -             46,875        78,125      euro558,964    euro931,606

Michael T. Fries
 United Class A Common Stock         140,792(7)     $5,060,616(7)     326,708     1,162,500(3)    $2,414,690     $  738,281
 UPC Shares (4)...................       -               -            121,875       103,125       $1,043,989     $  883,375
 Austar United Shares.............       -               -          4,578,964     1,450,321      A$1,648,427    A$  522,115
 ULA Common Stock (5).............       -          $1,665,625          6,250       331,250       $   64,063     $1,345,313
 chello Shares (6)................       -          $  654,425          9,275        46,875      euro110,600    euro558,964

John C. Porter
 United Class A Common Stock          13,543        $  628,391          3,125        75,000       $   26,367     $  210,938
 Austar United Shares.............       -               -          3,772,590       828,260      A$1,358,132    A$  298,174

Jonathan G. Morphett
 Austar United Shares.............       -               -             83,333       916,667      A$   34,167    A$  375,833

Bruce M. Mann
 United Class A Common Stock             -               -             20,000        45,000       $  168,750     $  168,750
 Austar United Shares.............       -               -          2,554,473     1,103,724      A$  919,610    A$  422,341

(1) The number of securities underlying options have been adjusted to reflect United's 2-for-1 stock split on November 30, 1999, the relinquishment of options under UAP's phantom stock option plan in exchange for options under the Austar United Plan in July 1999, and UPC's 3-for-1 stock split on March 20, 2000.
(2) The value of the options reported above is based on the following December 31, 2000 closing prices: $13.625 per share of United's Class A common stock as reported by NASDAQ; $10.50 per UPC ordinary A share (in the form of American depositary shares) as reported by NASDAQ; and A$2.16 (US$1.21 based on a 1.7897 conversion rate on December 31, 2000) per Austar United ordinary share as reported by the Australian Stock Exchange Limited. In addition, the exercise prices for UPC options have been converted from euro to U.S. dollars based on a conversion rate of 1.0611 on December 31, 2000. The value for the phantom options of ULA is based on the fair market value of $19.23 per share as determined by the Board of United at or prior to December 31, 2000, and the value for the options of chello broadband is based on the fair market value of euro21.00 per share (US$19.79 based on a conversion rate of 1.0611 on December 31, 2000) as determined by the Supervisory Board of chello broadband.

(3) Includes an option for 1,500,000 shares of United's Class A common stock with respect to Mr. Schneider and an option for 1,000,000 shares of United's Class A common stock with respect to Mr. Fries that United's Board of Directors approved on December 6, 2000 subject to shares becoming available under United's Employee Plan upon stockholder approval. For purposes of this table, the options are treated as if granted on December 6, 2000, although these grants are not effective until stockholder approval is received.
(4) Represents the number of shares underlying phantom stock options, which UPC may pay in cash or shares of Class A common stock of United or ordinary shares A of UPC, at its election upon exercise thereof.
(5) Represents the number of shares underlying phantom stock options, which ULA may pay in cash or shares of Class A common stock of United or, if publicly traded, shares of ULA, at its election upon exercise thereof.
(6) Represents the number of shares underlying phantom stock options, which chello broadband may pay in cash or shares of Class A common stock of United, ordinary shares A of UPC or, if publicly traded, ordinary shares of chello broadband, at its election upon exercise thereof.
(7) Represents options exercised by the Fries Family Partnership LLLP, of which the general partner is a trust and the trustee of the trust may be replaced at Mr. Fries' option.

AGREEMENTS WITH EMPLOYEES

Many of the employees serving as senior management in the Company's operating companies are parties to employment agreements typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary, which bonus is based on the performance of the respective company and employee and subject to approval by senior management. The employment agreements generally provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

Of the persons identified in the Summary Compensation Table, Messrs. Porter, Morphett and Mann have such an employment agreement with United. The agreements with Mr. Porter, Mr. Morphett and Mr. Mann terminate on May 30, 2003, July 30, 2004 and March 20, 2003, respectively. These employment agreements provide for an annual base salary of $277,750 for Mr. Porter, $200,000 for Mr. Morphett and $220,000 for Mr. Mann and eligibility for an annual bonus of up to a fixed percentage of the base salary, based on the performance of their respective entities as well as the individual's performance and subject to approval by senior management. All are entitled to participate in United's employee benefits and salaries, each of which are subject to periodic review.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors has no separate Compensation Committee as the Company currently does not have any employees. United's Compensation Committee, none of the members of which are employees or executive officers of the Company, determines the compensation of the Company's executive officers in their capacity as employees of United. Directors or executive officers of the Company may serve on the Boards of Directors of Austar, TelstraSaturn and XYZ Entertainment and as part of their duties may determine the compensation of those operating companies' employees. None of the employees of such operating companies, however, are directors of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

As of March 1, 2001, UAP owned 22,961,678 shares of the Company, evidencing over 99.9% of all outstanding common stock. Such percentage is based on 22,961,728 shares of the Company's common stock issued and outstanding on March 1, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

RELATIONSHIP WITH UAP AND UNITED

The Company is currently a direct, majority owned subsidiary of UAP, which is an indirect, wholly owned subsidiary of United. The Company's operations to date have been funded by capital contributions from United and UAP, proceeds from the Notes, minority shareholder contributions, subsidiary bank debt and proceeds from the Austar United IPO and the second offering in March 2000.

The Company and UAP are parties to the UAP Management Agreement pursuant to which UAP agreed to continue to perform certain administrative, accounting, financial reporting and other services, including providing office space, for the Company, which has no separate employees of its own. Pursuant to the UAP Management Agreement, the management fee was 0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the UAP Management Agreement by 8.0% per year. The management fee for the first year of the UAP Management Agreement was calculated based on an estimate of staff hours to accomplish the various administrative, accounting, financial reporting and other services to be provided to the Company under the UAP Management Agreement. The percentage those hours constituted of the respective employees' annual work hours was then multiplied by the employment cost to United for such employees.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. Effective June 24, 1999, the rights under these technical assistance agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO.

TAX SHARING AGREEMENT

The Company is included as a member of United's consolidated tax return and is a member of the United consolidated group (as long as non-United ownership of the Company does not exceed 20.0%). United and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of United. In general, United is responsible for filing consolidated tax returns and paying the associated taxes and the Company will reimburse United for the portion of the tax cost relating to the Company and its operations.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Index to Financial Statements

                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------
          UNITED AUSTRALIA/PACIFIC, INC.
          Report of Independent Public Accountants.................................................................      F-1
          Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................      F-2
          Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended
            December 31, 2000, 1999 and 1998.......................................................................      F-3
          Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2000,
            1999 and 1998..........................................................................................      F-4
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...............      F-5
          Notes to Consolidated Financial Statements...............................................................      F-7

          UNITED AUSTRALIA/PACIFIC, INC.
          Report of Independent Public Accountants (Parent only)...................................................      F-23
          Schedule I - Condensed Financial Information of the Registrant (Parent only).............................      F-24
          Schedule II - Valuation and Qualifying Accounts..........................................................      F-27

     (b)  Reports on Form 8-K filed during the quarter:

          Date of Filing        Date of Event         Item Reported
          --------------        -------------         -------------
          December 12, 2000     November 30, 2000     Item 5 - Acquired spectrum
                                                      rights

     (c)  Exhibits:

          3.1     Articles of Incorporation of the Company, as amended. (1)

          3.2 Articles of Amendment to Articles of Incorporation of the Company. (2)

          3.3     By-Laws of the Company. (1)

          4.1 The Article of Incorporation, as amended, and the By-Laws of the Company are included as Exhibits 3.1 - 3.3.

          4.2 The Indenture dated as of May 14, 1996, between the Company and American Bank National Association (now known as Firstar Bank of Minnesota N.A. (the "Trustee")) (the "1996 Indenture"). (3)

          4.3 Supplemental Indenture dated as of June 30, 1997 between the Company and Trustee with respect to the 1996 Indenture (4).

          4.4 Supplemental Indenture dated as of July 20, 1999, between the Company and Trustee with respect to the 1996 Indenture. (5)

          4.5 The Indenture dated as of September 23, 1997, between the Company and Trustee (the "1997 Indenture"). (6)

          4.6 Supplemental Indenture dated as of July 20, 1999, between the Company and Trustee with respect to the 1997 Indenture. (5)

          4.7 Form of Warrant Agreement dated as of November 15, 1997, between the Company and Trustee. (6)

          10.1 A$400,000,000 Syndicated Senior Secured Debt Facility Agreement dated April 23, 1999, among Austar, Chase Securities Australia Limited, the Guarantors named therein and the financial institutions named therein. (7)

          10.2 XYZ Shareholders Agreement dated September 6, 1995, among Century United Programming Ventures Pty Limited ("CUPV"), Foxtel Management Pty Limited ("Foxtel"), XYZ Entertainment, Century United Programming Ventures ("CPVC") and the Company.
                  (1)

          10.3    Shareholders   Deed  dated  June  30,  1995,   among   Century
                  Communications Corporation, CPVC, United, the Company and CUPV. (1)

          10.4 Channel Supply Agreement dated June 30, 1995, among XYZ Entertainment, CUPV and East Coast Pay Television Pty Limited ("ECT"). (1)

          10.5    Management   Agreement  dated  May  1,  1996,  between  United
                  Management and the Company. (1)

          10.6 Tax Allocation Agreement dated May 8, 1996, among United, UAP and the Company. (1)

          10.7    Management  Services  Agreement  dated June 24, 1999,  between
                  United   International   Holdings,   Inc.  doing  business  as
                  UnitedGlobalCom, Inc. ("United") and Austar United. (2)

          10.8 Registration Rights Agreement dated June 16, 1999 between Austar United and UIH Austar, Inc. (now known as United Austar, Inc.) (2)

          10.9 Master Seconded Employee Services Agreement dated June 16, 1999, between United and Austar United. (2)

          10.10 General Agreement dated June 16, 1999 between United and Austar United. (2)

          10.11 Shareholders Agreement dated April 6, 2000, among Telstra Corporation Limited ("TCL"), Telstra Holdings Pty Limited ("THPL"), Austar United, Saturn Holdings Company Pty Limited ("Saturn NZ") and Saturn. (8)

          10.12   Merger Agreement dated April 6, 2000, between THPL and Saturn.
                  (8)

          10.13   Warranty  Agreement dated April 6, 2000, between TCL and AUCL.
                  (8)

          10.14 Offer to Acquire Shares dated April 6, 2000, between Saturn and THPL. (8)

          10.15   TARB's Acquisition Agreement. (9)

          10.16   *1993  Stock  Option Plan of United,  effective  June 1, 1993.
                  (10)

          10.17   *UPC Phantom Stock Option Plan, effective March 20, 1998. (11)

          10.18 *Austar United Communications Executive Share Option Plan, effective June 1999.

          10.19   *ULA Phantom Stock Option Plan, effective June 6, 1997. (12)

          10.20 *chello broadband Phantom Stock Option Plan, effective June 19, 1998. (13)

          10.21 Executive Service Agreement, effective June 1, 2000, among United, Austar United and John Porter.

          10.22 Executive Service Agreement, effective August 21, 2000, among United, Austar United and Jonathan Morphett.

          10.23 Executive Service Agreement, effective March 20, 2000, among United, Austar United and Bruce Mann.

          12.1    Statement re: Ratio of Earnings to Fixed Charges.

          21.1    List of Subsidiaries.

          23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United Australia/Pacific, Inc.).

          24.1    Power of Attorney.

---------------------
*    Management compensation plan.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 filed on May 31, 1996 (SEC File No. 333-05017).
(2) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1999, filed on March 30, 2000 (SEC File No. 333-05017).
(3) Incorporated by reference from the Form 10-K of United for the year ended February 29, 1996 (SEC File No. 0-21974).
(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997, filed on August 14, 1997 (SEC File No. 333-05017).
(5) Incorporated by reference from the Company's Report on Form 8-K, filed on July 28, 1999 (SEC File No. 333-05017).
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 Exchange Offer, filed on November 6, 1997 (SEC File No. 333-39707).
(7) Incorporated by reference from the Form 10-K of United for the ten months ended December 31, 1998 (File No. 0-21974).
(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000 (SEC File No. 333-05017).
(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (SEC File No. 333-05017).
(10) Incorporated by reference from Amendment No. 1 to United's Registration Statement on Form S-1 filed on June 23, 1993 (SEC File No. 33-61376).
(11) Incorporated by reference from UPC's Form S-1 Registration Statement filed on November 24, 1998 (SEC File No. 333-67895).
(12) Incorporated by reference from United's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (SEC File No. 0-21974).
(13) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (SEC File No. 000-25365).


     (d)   Separate Financial Statements and Related Schedules.
           See Index to Financial Statements in (a) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 2nd day of April 2001.


                                             United Australia/Pacific, Inc.
                                             a Colorado corporation

                                             By:  /s/ Valerie L. Cover
                                             -----------------------------------
                                             Valerie L. Cover
                                             Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                          Title of Position
       Signature                          Held With the Registrant                      Date
       ---------                          ------------------------                      ----


 /s/ VALERIE L. COVER                     Controller                                 April 2, 2001
-------------------------------           (Principal Accounting Officer)
 Valerie L. Cover


        *                                 Director, President and                    April 2, 2001
------------------------------            Chief Operating Officer
 Michael T. Fries


        *                                 Chairman of the Board                      April 2, 2001
------------------------------
 Gene W. Schneider


 /s/ FREDERICK G. WESTERMAN III           Vice President/Treasurer                   April 2, 2001
-------------------------------           (Chief Financial Officer)
 Frederick G. Westerman III




*  By: /s/ VALERIE L. COVER
------------------------------
      Valerie L. Cover
      Attorney-in-fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United Australia/Pacific, Inc.:

We have audited the accompanying consolidated balance sheets of United Australia/Pacific, Inc. (a Colorado corporation and majority owned subsidiary of United Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Australia/Pacific, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                                            UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)

                                                                                                                As of December 31,
                                                                                                             -----------------------
                                                                                                                2000        1999
                                                                                                             ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................................      $  5,617    $  6,028
  Short-term liquid investments.........................................................................       101,477     269,393
  Subscriber receivables, net...........................................................................         8,969       8,177
  Related party receivables.............................................................................         3,095       1,645
  Other receivables.....................................................................................         2,255       6,196
  Inventory.............................................................................................        12,151      14,193
  Prepaids and other current assets.....................................................................        10,697       5,146
                                                                                                              --------    --------
       Total current assets.............................................................................       144,261     310,778
Investments in and advances to affiliated companies, accounted for under the equity
 method, net............................................................................................        64,991      28,546
Property, plant and equipment, net of accumulated depreciation of $294,935 and $261,891, respectively...       124,479     219,394
Goodwill and other intangible assets, net of accumulated amortization of $20,088 and
 $23,536, respectively .................................................................................       254,387      91,346
Deferred financing costs, net of accumulated amortization of $6,826 and $4,427, respectively............        10,846      16,377
Other non-current assets, net...........................................................................           287         150
                                                                                                              --------    --------
       Total assets.....................................................................................      $599,251    $666,591
                                                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable......................................................................................      $  5,554    $ 16,463
  Accrued liabilities...................................................................................        41,325      32,151
  Accrued liabilities - spectrum licenses...............................................................        16,763           -
  Construction payables.................................................................................             -       4,370
  Current portion of due to parent......................................................................        18,583      12,754
  Current portion of other long-term debt...............................................................         1,366       1,500
                                                                                                              --------    --------
       Total current liabilities........................................................................        83,591      67,238
Due to parent...........................................................................................         8,068       9,621
Senior discount notes...................................................................................       466,241     407,945
Other long-term debt....................................................................................       226,894     261,151
Deferred tax liability..................................................................................            67       1,014
Other long-term liabilities.............................................................................           444         456
                                                                                                              --------    --------
       Total liabilities................................................................................       785,305     747,425
                                                                                                              --------    --------
Minority interest in subsidiary.........................................................................        68,807      95,820
                                                                                                              --------    --------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding............             -           -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 22,961,728 and 17,810,299
   shares issued and outstanding, respectively..........................................................           230         178
  Additional paid-in capital............................................................................       371,498     305,100
  Deferred compensation.................................................................................        (8,904)    (18,343)
  Accumulated deficit...................................................................................      (562,050)   (440,649)
  Other cumulative comprehensive loss...................................................................       (55,635)    (22,940)
                                                                                                              --------    --------
       Total stockholders' deficit......................................................................      (254,861)   (176,654)
                                                                                                              --------    --------
Commitments and contingencies (Notes 14 and 15)
       Total liabilities and stockholders' deficit......................................................      $599,251    $666,591
                                                                                                              ========    ========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                             UNITED AUSTRALIA/PACIFIC, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                               (Stated in thousands, except share and per share amounts)

                                                                                                   For the Years Ended
                                                                                                       December 31,
                                                                                        --------------------------------------------
                                                                                            2000            1999            1998
                                                                                        ------------    ------------    ------------
Revenue..............................................................................    $  177,313      $  151,722      $   89,819

Operating expense, including related party expense of $2,414, $4,381 and $4,124,
 respectively........................................................................      (155,716)       (118,731)        (71,149)
Selling, general and administrative expense, including management fees and
 allocated expense from related party of $995, $21,767 and $5,475, respectively......       (77,709)        (76,348)        (55,434)
Depreciation and amortization........................................................      (105,899)       (104,720)        (97,140)
                                                                                         ----------      ----------      ----------
       Operating loss................................................................      (162,011)       (148,077)       (133,904)

Gain on issuance of common equity securities by subsidiary...........................        61,172         248,758               -
Gain on sale of assets...............................................................         9,874               -               -
Interest income......................................................................        15,481           6,253             207
Interest expense, including related party expense of $0, $0 and $1,079,
 respectively........................................................................       (80,303)        (69,470)        (56,705)
Provision for losses on investment related costs.....................................          (938)         (4,949)         (4,462)
Other expense, net...................................................................        (5,894)         (2,987)         (1,128)
                                                                                         ----------      ----------      ----------
       (Loss) income before income taxes and other items.............................      (162,619)         29,528        (195,992)

Income tax benefit (expense) ........................................................           727            (993)              -
Minority interest in subsidiaries....................................................        58,559          18,407               -
Share in results of affiliated companies, net........................................       (18,068)         (6,351)        (10,299)
                                                                                         ----------      ----------      ----------
        Net (loss) income ...........................................................    $ (121,401)     $   40,591      $ (206,291)
                                                                                         ==========      ==========      ==========
Foreign currency translation adjustments.............................................    $  (32,695)     $    6,251      $     (227)
                                                                                         ----------      ----------      ----------
       Comprehensive (loss) income...................................................    $ (154,096)     $   46,842      $ (206,518)
                                                                                         ==========      ==========      ==========
Net (loss) income per common share:
       Basic net (loss) income.......................................................    $    (6.59)     $     2.28      $   (14.02)
                                                                                         ==========      ==========      ==========
       Diluted net (loss) income.....................................................    $    (6.59)     $     2.23      $   (14.02)
                                                                                         ==========      ==========      ==========
Weighted-average number of common shares outstanding:
       Basic.........................................................................    18,426,187      17,810,254      14,718,857
                                                                                         ==========      ==========      ==========
       Diluted.......................................................................    18,426,187      18,199,726      14,718,857
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

                                                    UNITED AUSTRALIA/PACIFIC, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             (Stated in thousands, except share amounts)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1997............. 13,864,941    $ 139     $139,621     $      -      $(274,949)     $(28,964)     $(164,153)

Issuance of capital stock to parent
 related to cumulative capital
 contributions..........................  3,945,308       39          (39)           -              -             -              -

Cash contributions from parent..........          -        -       58,947            -              -             -         58,947

Non-cash contributions from parent......          -        -       17,095            -              -             -         17,095

Net loss................................          -        -            -            -       (206,291)            -       (206,291)

Change in cumulative translation
 adjustments............................          -        -            -            -              -          (227)          (227)
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1998............. 17,810,249      178      215,624            -       (481,240)      (29,191)      (294,629)

Warrants exercised......................         50        -            1            -              -             -              1

Cash contributions from parent..........          -        -       29,659            -              -             -         29,659

Non-cash contributions from parent......          -        -       20,449            -              -             -         20,449

Equity transactions of subsidiary.......          -        -       40,883      (40,883)             -             -              -

Amortization of deferred compensation...          -        -       (1,516)      22,540              -             -         21,024

Net income..............................          -        -            -            -         40,591             -         40,591

Change in cumulative translation
 adjustments............................          -        -            -            -              -         6,251          6,251
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1999............. 17,810,299      178      305,100      (18,343)      (440,649)      (22,940)      (176,654)

Issuance of capital stock to parent for
 capital contributions..................  5,151,429       52          (52)           -              -                            -

Cash contributions from parent..........          -        -       69,382            -              -             -         69,382

Amortization of deferred compensation...          -        -       (2,932)       9,439              -             -          6,507

Net loss................................          -        -            -            -       (121,401)            -       (121,401)

Change in cumulative translation
 adjustments............................          -        -            -            -              -       (32,695)       (32,695)
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 2000............. 22,961,728    $ 230     $371,498     $ (8,904)     $(562,050)     $(55,635)     $(254,861)
                                         ==========    =====     ========     ========      =========      ========      =========

(1)  Represents foreign currency translation adjustments only.

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2000            1999            1998
                                                                                          ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.......................................................................  $ (121,401)     $  40,591       $(206,291)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
   Gain on issuance of common equity securities by subsidiary...........................     (61,172)      (248,758)              -
   Gain on sale of assets...............................................................      (9,874)             -               -
   Share in results of affiliated companies, net........................................      18,068          6,351          10,299
   Minority interest in subsidiaries....................................................     (58,559)       (18,407)              -
   Depreciation and amortization........................................................     105,899        104,720          97,140
   Allocation of expense accounted for as capital contributions by parent...............           -          3,216           4,622
   Stock-based compensation expense.....................................................       9,439         22,540               -
   Provision for losses on marketable equity securities and investment related costs....         938          4,949           4,462
   Accretion of interest on senior notes and amortization of deferred financing costs...      61,831         56,069          49,508
   Increase in receivables, net.........................................................      (5,394)        (1,107)         (2,757)
   Increase in other assets.............................................................      (8,399)        (4,890)         (5,719)
   Increase in accounts payable, accrued liabilities and other..........................      21,688         15,870          24,894
                                                                                          ----------      ---------       ---------
Net cash flows from operating activities................................................     (46,936)       (18,856)        (23,842)
                                                                                          ----------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...............................................  (1,583,260)      (266,378)           (763)
Sale of short-term liquid investments...................................................   1,715,260          1,676          12,325
Investments in and advances to affiliated companies.....................................     (16,859)        (5,177)        (11,389)
Purchase of additional shares in subsidiary.............................................     (65,601)             -               -
(Deconsolidation) consolidation of New Zealand subsidiary...............................         (52)           613          (9,881)
New acquisitions, net of cash acquired..................................................     (16,168)             -               -
Dividends received from affiliate.......................................................       5,464              -               -
Capital expenditures....................................................................    (113,786)      (117,819)        (71,466)
Spectrum license fees...................................................................     (96,422)             -               -
Other...................................................................................        (594)        (1,325)         (2,007)
                                                                                          ----------      ---------       ---------
Net cash flows from investing activities................................................    (172,018)      (388,410)        (83,181)
                                                                                          ----------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent............................................................      69,382         29,659          58,947
Proceeds from issuance of common equity securities by subsidiary, net...................     102,403        292,784               -
Proceeds from issuance of common stock in connection with subsidiary option plan........         631            807               -
Warrants exercised......................................................................           -              1               -
Borrowings on the Austar Bank Facility and Saturn Bank Facility.........................      57,587        229,928          39,519
Payment of the old Austar Bank Facility.................................................           -       (129,149)              -
Deferred financing costs and other......................................................         (24)        (8,014)           (473)
Payment of capital leases and other debt, net...........................................        (877)          (927)         (3,326)
                                                                                          ----------      ---------       ---------
Net cash flows from financing activities................................................     229,102        415,089          94,667
                                                                                          ----------      ---------       ---------
EFFECT OF EXCHANGE RATES ON CASH........................................................     (10,559)        (1,976)            193
                                                                                          ----------      ---------       ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................        (411)         5,847         (12,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................       6,028            181          12,344
                                                                                          ----------      ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $    5,617      $   6,028       $     181
                                                                                          ==========      =========       =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2000            1999            1998
                                                                                          ----------      ----------      ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent..............................................  $        -      $  17,233       $  12,473
                                                                                          ==========      =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest..................................................................  $   17,582      $  11,977       $   5,323
                                                                                          ==========      =========       =========
Cash received for interest..............................................................  $   17,906      $   2,747       $     144
                                                                                          ==========      =========       =========
DECONSOLIDATION (2000 and 1998)/CONSOLIDATION (1999) OF NEW ZEALAND SUBSIDIARY:
Working capital.........................................................................  $   (7,319)     $  10,162       $   4,159
Property, plant and equipment...........................................................      93,202        (80,656)        (26,484)
(Record) eliminate investment in Saturn.................................................     (62,857)        21,974               -
Goodwill and other assets...............................................................      35,451         (5,737)         (2,805)
Notes payable and other debt............................................................     (58,529)        54,870           3,833
Minority interest.......................................................................           -              -          11,416
                                                                                          ----------      ---------       ---------
Cash (relinquished) received............................................................  $      (52)     $     613       $  (9,881)
                                                                                          ==========      =========       =========
PURCHASE OF ADDITIONAL SHARES IN SUBSIDIARY:
Goodwill................................................................................  $  (49,042)     $       -       $       -
Investment in net assets................................................................     (16,559)             -               -
                                                                                          ----------      ---------       ---------
Cash paid...............................................................................  $  (65,601)     $       -       $       -
                                                                                          ==========      =========       =========
AGREEMENT WITH TVSN:
Working capital.........................................................................  $      521      $       -       $       -
Property, plant and equipment...........................................................      (4,111)             -               -
Goodwill................................................................................     (36,225)             -               -
Notes payable and other debt............................................................      13,239              -               -
Minority interest.......................................................................      18,142              -               -
Gain on sale of assets..................................................................       9,874              -               -
                                                                                          ----------      ---------       ---------
Cash received...........................................................................  $    1,440      $       -       $       -
                                                                                          ==========      =========       =========

                    The accompanying notes are an integral part of these consolidated financial statements.

                         UNITED AUSTRALIA/PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "United A/P") a majority owned subsidiary of United Asia/Pacific Communications, Inc. ("UAP") which is in turn an indirect wholly owned subsidiary of UnitedGlobalCom, Inc. ("United") was formed on October 14, 1994, for the purpose of developing, acquiring and managing foreign pay television, programming and telephony operations.

The following chart presents a summary of the Company's ownership structure and its significant investments in pay television, programming and telephony operations as of December 31, 2000.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                      The Company                        *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                    United Austar, Inc.                  *
          *                                                         *
          ***********************************************************
                                       *
                              72.9%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *                                                         *
          *Australia:                                               *
          * Austar Entertainment Pty Limited ("Austar")     100.0%  *
          * Austar United Broadband Pty Limited ("AUB")     100.0%  *
          * XYZ Entertainment Pty Limited ("XYZ                     *
          *  Entertainment")                                 50.0%  *
          *New Zealand:                                             *
          * Telstra Saturn Limited ("TelstraSaturn")         50.0%  *
          *                                                         *
          ***********************************************************

As of December 31, 2000, the Company's working capital and projected operating cash flow are not sufficient to fund its budgeted expenditures and pay interest on its indebtedness over the next 12 months. Based on current plans, Austar United will need approximately A$135.5 ($75.7) million, in addition to its $106.2 million of cash on hand, to continue to fund the operations of its business and cover the variable capital expenditure cost of getting digital set top boxes and broadband data equipment into homes and businesses in its market in regional Australia and New Zealand. In March 2001, Austar United announced a A$200.0 ($111.8) million pro rata renounceable rights issue which is expected to be completed no later than the end of May 2001. United will underwrite the issue and subscribe for its pro rata entitlement. In addition, United has agreed to acquire any shares not subscribed to by other shareholders. The Company believes the proceeds from this offering will be sufficient for Austar United's funding requirements through 2001. The Company's senior discount notes (the "Notes")

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

begin accruing interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. The Company is considering alternatives to payment of this interest, including refinancing of the Notes. There can be no assurance that the Company will be successful in obtaining all or a portion of its anticipated funding needs.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where the Company exercises a controlling financial interest through the ownership of a majority voting interest. The Company consolidated the operations of its New Zealand subsidiary, Saturn, from July 1, 1996 through December 31, 1998. During the first seven months of 1999, the Company accounted for its investment in Saturn under the equity method in order to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the Securities and Exchange Commission ("SEC"), because the minority shareholder of Saturn ("SaskTel") had participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Immediately prior to Austar United's initial public offering ("Austar United IPO"), Austar United issued 13,659,574 shares of Austar United to SaskTel for their 35.0% interest in Saturn and began consolidating Saturn's results effective August 1, 1999. Effective April 1, 2000, the Company again discontinued consolidating the results of Saturn due to the formation of TelstraSaturn, a 50/50 joint venture, which is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized using the straight-line method over 15 years. The acquisition of MMDS licenses has been recorded at fair market value, and amortization expense is computed using the straight-line method over the term of the license, up to a maximum of 15 years. Spectrum license fees are amortized over the term of the license, up to a maximum of 15 years.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all long-lived tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would generally be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for pay television services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of pay television, telephone and Internet data services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the large number of customers comprising the Company's customer base.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Austar United Plan, which results in compensation expense for the difference between the grant price and the fair market value of the ordinary shares of Austar United on the initial public offering date of July 27, 1999 for options granted prior to July 27, 1999.

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock issuances by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES

The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not that they will not be realized.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is determined by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share includes the effects of potentially issueable common stock, but only if dilutive. The Company's warrants (see Note 8) are included in the Company's diluted net income per share amounts for 1999.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations and cash flows are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit and are included in other cumulative comprehensive (loss) income.

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which is effective for the Company's first quarter 2001. The adoption does not have a material effect on the Company's results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   ACQUISITIONS AND OTHER

NON-CONSOLIDATED (EQUITY METHOD) ENTITIES

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

On April 1, 2000, Saturn purchased Paradise Net Limited, an Internet Service Provider ("ISP") in New Zealand for cash of approximately A$14.6 ($8.4) million, A$4.9 ($2.8) million of which was funded by Austar United. Paradise Net Limited was merged into TelstraSaturn along with the rest of Saturn's operations.

On April 6, 2000, Austar United merged Saturn with Telstra NZ, a wholly owned subsidiary of Telstra, to form a 50/50 joint venture, TelstraSaturn. Telstra is the largest telecommunications company in Australia. TelstraSaturn offers voice, data and video to New Zealand's business and residential market.

CONSOLIDATED ENTITIES

On April 27, 2000, AUB purchased Artson Pty Limited, an ISP that does business under the name "OntheNet" for A$6.0 ($3.5) million in cash. "OntheNet" operates on the Gold Coast in Queensland, Australia.

On June 27, 2000, AUB acquired the business assets of Ultranet, an ISP in Australia, for A$1.8 ($1.1) million payable over four months.

On October 6, 2000, Austar United acquired certain assets of eisa Limited, a Melbourne based ISP, for A$14.3 ($8.4) million.

On October 19, 2000, TVSN Limited ("TVSN") shareholders voted to accept an alliance between TVSN and Austar United. Austar United received 51.2% of the shares in TVSN, on a fully diluted basis, in return for procuring its subsidiaries to carry the TVSN content. For accounting purposes, the Company recorded this as a partial sale of the assets contributed to TVSN, resulting in a gain of $9.9 million.

SPECTRUM ACQUISITIONS

In February 2000, Austar United paid A$43.1 ($24.9) million to convert its five year apparatus licenses to fifteen year spectrum licenses.

In October 2000, the Company was successful in acquiring additional spectrum in Sydney and Melbourne in an auction conducted by the ACA for A$14.1 ($8.1) million.

In November 2000, Austar United purchased from Television and Radio Broadcasting Services Pty Limited ("TARBS") certain spectrum rights for A$140.0 ($80.7) million in cash, of which A$110.0 ($63.4) million has been paid. The balance due of A$30.0 ($17.3) million plus interest is payable on or before August 31, 2001.

OTHER

On March 29, 2000, Austar United sold 20.0 million ordinary shares on the Australian Stock Exchange (the "March 2000 Offering") at Australian dollars ("A$") 8.50 ($5.20) per share for gross and net proceeds of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, the Company recognized a gain of $61.2 million resulting from the step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

In June 1999, the 25.0% interest in XYZ Entertainment held by UAP was exchanged for an 8.3% ownership interest in United Austar, Inc. increasing the Company's interest in XYZ Entertainment to 50.0%. Based on the carrying value of the Company's investment in United Austar, Inc., the Company recognized a gain of $22.3 million from the resulting step-up in the carrying amount of its investment in United Austar, Inc., in accordance with SAB 51.

In June 1999, the Company's interest in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed the Austar United IPO, selling 103.5 million shares on the Australian Stock Exchange raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($292.8) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, the Company recognized a gain of $226.5 million from the resulting step-up in the carrying amount of the Company's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely.

The Austar United IPO and concurrent issuances of shares in exchange for additional assets reduced the Company's ownership interest in Austar United from 91.7% to approximately 69.2%. The Company purchased additional shares in its subsidiary, United Austar, Inc., from UAP for $65.6 million during the fourth quarter 2000, bringing the Company's ownership interest in Austar United as of December 31, 2000 to 72.9%. Including all vested stock options granted to employees, the Company's ownership interest in Austar United on a fully diluted basis was approximately 70.4% at December 31, 2000.

4.   CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

                                                                            As of December 31, 2000
                                                                ----------------------------------------------
                                                                    Cash          Short-term
                                                                  and Cash          Liquid
                                                                Equivalents      Investments         Total
                                                                -------------    -------------    ------------
                                                                                (In thousands)
     Cash....................................................      $5,617          $      -         $  5,617
     Certificates of deposit.................................           -           101,376          101,376
     Government securities...................................           -               101              101
                                                                   ------          --------         --------
        Total................................................      $5,617          $101,477         $107,094
                                                                   ======          ========         ========

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
                                                                   ======          ========         ========

5.   INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES

                                                           As of December 31, 2000
                           --------------------------------------------------------------------------------------
                              Investments in                       Cumulative Share       Cumulative
                              and Advances to        Dividends       in Results of        Translation
                           Affiliated Companies      Received     Affiliated Companies    Adjustments      Total
                           --------------------    ------------   --------------------    -----------     -------
                                                              (In thousands)
     XYZ Entertainment......    $ 44,306             $(5,464)         $(11,515)             $(1,387)      $25,940
     TelstraSaturn..........      66,629                   -           (24,503)              (5,007)       37,119
     Other..................       2,860                   -              (614)                (314)        1,932
                                --------             -------          --------              -------       -------
          Total.............    $113,795             $(5,464)         $(36,632)             $(6,708)      $64,991
                                ========             =======          ========              =======       =======

                                                          As of December 31, 1999
                           --------------------------------------------------------------------------------------
                              Investments in                       Cumulative Share       Cumulative
                              and Advances to        Dividends       in Results of        Translation
                           Affiliated Companies      Received     Affiliated Companies    Adjustments      Total
                           --------------------    ------------   --------------------    -----------     -------
                                                              (In thousands)

     XYZ Entertainment......    $ 44,306             $     -          $(18,564)             $ 2,804       $28,546
                                --------             -------          --------              -------       -------
          Total.............    $ 44,306             $     -          $(18,564)             $ 2,804       $28,546
                                ========             =======          ========              =======       =======

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2000 and 1999, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                                  As of December 31, 2000      As of December 31, 1999
                                                                ---------------------------  ---------------------------
                                                                   Basis      Accumulated       Basis      Accumulated
                                                                Difference    Amortization   Difference    Amortization
                                                                ------------ --------------  ------------ --------------
                                                                                     (In thousands)
     XYZ Entertainment.....................................       $22,483       $(3,159)      $25,791        $(1,609)
     TelstraSaturn.........................................        21,405          (995)            -              -
                                                                  -------       -------       -------        -------
          Total............................................       $43,888       $(4,154)      $25,791        $(1,609)
                                                                  =======       =======       =======        =======

TELSTRASATURN

Condensed financial information for TelstraSaturn stated in U.S. dollars is as follows:

                                                                   As of December 31,
                                                                ------------------------
     BALANCE SHEET                                                  2000       1999 (1)
                                                                -----------  -----------
                                                                   (In thousands)
     Current assets...........................................   $ 27,282     $ 10,537
     Non-current assets.......................................    191,301       99,145
                                                                 --------     --------
          Total assets........................................   $218,583     $109,682
                                                                 ========     ========

     Current liabilitites.....................................   $ 35,874     $ 34,612
     Non-current liabilities..................................    142,875       58,230
     Minority interest........................................      6,415        6,719
     Shareholder's equity.....................................     33,419       10,121
                                                                 --------     --------
          Total liabilities and stockholders' equity..........   $218,583     $109,682
                                                                 ========     ========

                                                                                                    For the Years
                                                                 April 1 to   January 1 to        Ended December 31,
                                                                December 31,   March 31,       ------------------------
     STATEMENT OF OPERATIONS                                        2000        2000 (1)         1999 (1)     1998 (1)
                                                                -----------  --------------    -----------  -----------
                                                                                      (In thousands)

     Revenue..................................................   $ 64,672      $  5,293         $ 10,917     $  1,693
     Operating, selling, general and administrative expense...    (92,104)       (5,949)         (17,528)     (12,206)
     Depreciation and amortization............................    (20,276)       (3,068)          (7,996)      (3,435)
                                                                 ---------     --------         --------     --------
          Operating loss......................................    (47,708)       (3,724)         (14,607)     (13,948)
     Other....................................................     (1,297)          190           (1,328)      (1,293)
                                                                 --------      --------         --------     --------
          Net loss............................................   $(49,005)     $ (3,534)        $(15,935)    $(15,241)
                                                                 ========      ========         ========     ========

     (1) Represents condensed financial information for Saturn, prior to the TelstraSaturn merger.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     Subscriber premises equipment and converters...............  $292,213       $276,725
     MMDS distribution facilities...............................    60,597         64,373
     Cable distribution networks................................     2,655         91,298
     Office equipment, furniture and fixtures...................    25,504         23,111
     Buildings and leasehold improvements.......................     5,670          5,645
     Other......................................................    32,775         20,133
                                                                  --------       --------
                                                                   419,414        481,285
        Accumulated depreciation................................  (294,935)      (261,891)
                                                                  --------       --------
        Net property, plant and equipment.......................  $124,479       $219,394
                                                                  ========       ========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     Goodwill...................................................  $159,920       $104,363
     License fees and other intangible assets...................   114,555         10,519
                                                                  --------       --------
                                                                   274,475        114,882
     Accumulated amortization...................................   (20,088)       (23,536)
                                                                  --------       --------
        Net goodwill and other intangible assets................  $254,387       $ 91,346
                                                                  ========       ========

8.  SENIOR DISCOUNT NOTES

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     May 1996 Notes.............................................  $421,372       $369,111
     September 1997 Notes.......................................    44,869         38,834
                                                                  --------       --------
        Total senior notes (the "Notes")........................  $466,241       $407,945
                                                                  ========       ========

THE NOTES

The 14.0% senior notes were issued by the Company in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue. The quoted fair market value of these notes was approximately $320.4 million and $414.0 million as of December 31, 2000 and 1999, respectively.

In November 1997, pursuant to the terms of the indentures governing the Notes, the Company issued warrants to purchase 488,000 shares of its common stock. The warrants are exercisable through May 15, 2006 at a price of $10.45 per share, which would result in gross proceeds of $5.1 million upon exercise. The warrants were valued at $3.7 million and have been reflected as an additional discount to the Notes on a pro rata basis and as an increase in additional paid-in capital. Warrants to acquire 50 shares were exercised November 24, 1999. No warrants were exercised during 2000.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  OTHER LONG-TERM DEBT

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     Austar Bank Facility.......................................  $223,501       $202,703
     Saturn Bank Facility.......................................         -         57,685
     Capitalized leases and other...............................     4,759          2,263
                                                                  --------     ----------
                                                                   228,260        262,651
        Less current portion....................................    (1,366)        (1,500)
                                                                  --------       --------
        Total other long-term debt..............................  $226,894       $261,151
                                                                  ========       ========

AUSTAR BANK FACILITY

On April 23, 1999, Austar executed a new A$400.0 million ($262.3 million) syndicated senior secured debt facility ("Austar Bank Facility") to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of two sub-facilities:
(i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The average rate incurred on this facility was 7.4% and 7.6% during the years ended December 31, 2000 and 1999, respectively. The Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 2000, Austar had drawn A$200.0 million under Tranche 1 and A$200.0 million under Tranche 2, for a total outstanding balance of A$400.0 ($223.5) million.

DEBT MATURITIES

The Company's maturities of its other long-term debt are as follows (in thousands):

     Year ended December 31, 2001...........................  $  1,366
     Year ended December 31, 2002...........................     8,412
     Year ended December 31, 2003...........................    40,264
     Year ended December 31, 2004...........................    63,432
     Year ended December 31, 2005...........................    76,278
     Thereafter.............................................    38,508
                                                              --------
                                                              $228,260
                                                              ========
OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheets.

Currently, the Company has four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($27.9) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($55.9) million of variable rate, long-term debt into fixed rate borrowings. As of December 31, 2000, the weighted-average fixed rate under these agreements was 5.7% compared to a weighted-average variable rate of approximately 8.5%.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  RELATED PARTY

Effective May 1, 1996, the Company and United Management, Inc. ("United Management"), an indirect wholly owned subsidiary of United, executed a 10-year management services agreement (the "Management Agreement"), pursuant to which United Management performs certain administrative, accounting, financial reporting and other services for the Company, which has no separate employees of its own. Pursuant to the Management Agreement, the management fee was $0.75 million for the first year of such agreement (beginning May 1, 1996), and it increases on each anniversary date of the Management Agreement by 8.0% per year. Effective March 31, 1997, United Management assigned its rights and obligations under the Management Agreement to UAP, the Company's immediate parent, and extended the agreement for 20 years from that date (the "UAP Management Agreement"). In addition, the Company reimburses UAP or United for any out-of-pocket expenses including travel, lodging and entertainment expenses, incurred by UAP or United on behalf of the Company. For the years ended December 31, 2000, 1999 and 1998, the Company recorded nil, $3.2 million and $4.6 million, respectively, in corporate general and administrative expense allocated from United, due to excess expense incurred at United not considered in the management agreement. For the year ended December 31, 2000, 1999 and 1998, the

Company recorded $1.0 million, $0.9 million and $0.9 million, respectively, in management fees due from the Company to UAP. The Company also recorded $17.6 million of non-cash stock-based compensation expense related to UAP stock appreciation rights for the period January 1, 1999 through the Austar United IPO date. This plan was discontinued in July 1999 upon Austar United's initial public offering.

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

Austar and Saturn were parties to technical assistance agreements with UAP whereby such operating companies paid to UAP fees based on their respective gross revenues. The operating systems reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreements. For the years ended December 31, 1999 and 1998, the Company recorded $3.2 million and $4.1 million, respectively, in related party management fees under these agreements. Effective June 24, 1999, the rights under these management fee agreements were assigned to Austar United as part of the restructuring associated with the Austar United IPO. Accordingly, the related party management fees recorded for the year ended December 31, 2000 were eliminated during the Austar United consolidation.

Included in the amount due to parent is the following:

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     United A/P.................................................  $ 2,972        $ 1,977
     Austar United technical assistance agreement obligations,
      including management fees of $3,600 and $1,200,
      respectively..............................................    9,550          2,874
     Austar technical assistance agreement obligations,
      including deferred management fees of $8,068 and $9,472,
      respectively (1)..........................................   11,830         13,889
     Saturn technical assistance agreement obligations,
      including deferred management fees of $0 and $149,
      respectively..............................................        -          1,820
     Other......................................................    2,299          1,815
                                                                  -------        -------
                                                                   26,651         22,375
          Less current portion..................................  (18,583)       (12,754)
                                                                  -------        -------
          Total due to parent...................................  $ 8,068        $ 9,621
                                                                  =======        =======

     (1) Austar United and UAP have the option of converting these management fees into equity.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARY

Variable plan accounting for stock options and the recognition of deferred compensation expense by Austar United affect the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                   For the Years Ended
                                                                       December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)
     Variable plan accounting for stock options.................  $     -        $40,883
     Deferred compensation expense..............................        -        (40,883)
     Amortization of deferred compensation......................    6,507         21,024
                                                                  -------        -------
          Total.................................................  $ 6,507        $21,024
                                                                  =======        =======

AUSTAR UNITED PLAN

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's IPO date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over the four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 1,115,580 were available for grant. The Austar United Plan was accounted for as a variable plan prior to Austar United's IPO and as a fixed plan effective July 27, 1999. For the years ended December 31, 2000 and 1999, $9.4 million and $4.9 million, respectively, of compensation expense was recognized under this plan in the statement of operations.

For purposes of the pro forma disclosures presented below, Austar United has computed the fair values of all options granted during the years ended December 31, 2000 and 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
     Risk-free interest rate....................................   5.27%           5.81%
     Expected life.............................................. 7 years         7 years
     Expected volatility........................................  55.48%          40.44%
     Expected dividend yield....................................      0%              0%

The total fair value of options granted was approximately A$5.5 ($3.1) and A$88.0 ($57.7) million for the years ended December 31, 2000 and 1999, respectively. These amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended December 31, 2000 and 1999, pro forma stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the consolidated statement of operations was A$22.0 ($11.5) million and a credit of A$12.1 ($7.9) million, respectively.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the Austar United Plan is as follows:

                                                                            For the Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                                        2000                              1999
                                                          ---------------------------------   -------------------------------
                                                             Number           Weighted-          Number         Weighted-
                                                               of              Average             of            Average
                                                             Shares        Exercise Price        Shares       Exercise Price
                                                          -------------   -----------------   -------------  ----------------
     Outstanding at beginning of period.................    24,845,031         A$  2.27                  -       A$     -
     Granted during the period..........................     2,967,500         A$  2.33         25,631,736       A$  2.26
     Cancelled during the period........................      (851,652)        A$  4.39           (102,455)      A$  3.75
     Exercised during the period........................      (310,330)        A$  3.09           (684,250)      A$  1.83
                                                            ----------         --------         ----------       --------

     Outstanding at end of period.......................    26,650,549         A$  2.20         24,845,031       A$  2.27
                                                            ==========         ========         ==========       ========

     Exercisable at end of period.......................    17,279,095         A$  2.01         11,564,416       A$  1.90
                                                            ==========         ========         ==========       ========

The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

                                                                         For the Years Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                                2000                                       1999
                                              ---------------------------------------    ---------------------------------------
                                                 Number         Fair       Exercise         Number         Fair       Exercise
          Exercise Price                       of Options       Value        Price        of Options      Value         Price
------------------------------------------    -------------   ----------   ----------    -------------  ----------    ----------
Less than market price....................      2,627,500      A$  1.60     A$  1.75       22,334,236    A$  3.58      A$  1.91
Equal to market price.....................         10,000      A$  3.86     A$  6.25        3,222,500    A$  2.47      A$  4.70
Greater than market price.................        330,000      A$  3.75     A$  6.80           75,000    A$  2.43      A$  4.70
                                                ---------      --------     --------       ----------    --------      --------
   Total..................................      2,967,500      A$  1.85     A$  2.33       25,631,736    A$  3.43      A$  2.26
                                                =========      ========     ========       ==========    ========      ========

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 2000:

                                                                Options Outstanding                      Options Exercisable
                                                --------------------------------------------------  -----------------------------
                                                                Weighted-Average
                                                                   Remaining      Weighted-Average                Weighted-Average
                                                               Contractual Life       Exercise                        Exercise
Exercise Price Range (Australian dollars)          Number          (Years)             Price           Number          Price
------------------------------------------      -------------  -----------------  ----------------  ------------  ----------------
A$1.75 - A$1.80...........................        23,166,646         8.71             A$  1.79       16,090,607       A$  1.80
A$4.70....................................         3,163,174         8.59             A$  4.70        1,114,790       A$  4.70
A$6.25 - A$6.43...........................           250,729         9.30             A$  6.42           61,875       A$  6.42
A$7.55 - A$8.28...........................            70,000         9.30             A$  8.18           11,823       A$  8.27
                                                  ----------         ----             --------       ---------        --------
   Total..................................        26,650,549         8.70             A$  2.20       17,279,095       A$  2.01
                                                  ==========         ====             ========       ==========       ========

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

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company is included as a member of United's consolidated tax return and, after the offering of the May 1996 Notes, remained a member of the United consolidated group. United and the Company are parties to a tax sharing agreement that defines the parties' rights and obligations with respect to tax liabilities and benefits relating to the Company and its operations as part of the consolidated group of United. In general, United is responsible for filing consolidated tax returns and paying the associated taxes, and the Company will reimburse United for the portion of the tax cost relating to the Company and its operations. For financial reporting purposes, the Company accounts for income taxes as if it filed separate income tax returns in accordance with the fundamental provisions of the tax sharing agreement. Any differences in income tax expense (benefit) allocated to the Company by United in accordance with the tax sharing agreement and the income tax expense (benefit) will be accounted for as a deemed capital distribution or contribution. Because the Company holds certain of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income
(loss) generated does not flow through to the Company for U.S. federal and state tax purposes even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax assets have been established for tax basis in excess of the Company's book basis (approximately $23.0 million and $16.0 million as of December 31, 2000 and 1999, respectively) in investments in affiliated companies who, in turn, have equity investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $21.6 million at December 31, 2000, expire beginning in 2014 through 2029. The significant components of the net deferred tax asset are as follows:

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                                      (In thousands)

Deferred tax assets:
  Basis differences in property, plant and equipment...........  $    482       $    482
  Accrued interest expense on the Notes........................    72,322         52,040
  U.S. tax net operating loss carryforward.....................     8,212          8,323
  Basis difference in marketable equity securities.............     1,696          1,696
  Other........................................................       839              -
  Tax net operating loss carryforward of consolidated foreign
   subsidiaries (1)............................................    69,725        156,470
                                                                 --------       --------
Gross deferred tax assets......................................   153,276        219,011
Deferred tax liabilities:
  Other........................................................       (67)        (1,014)
                                                                 --------       --------
Gross deferred tax liabilities.................................       (67)        (1,014)
                                                                 --------       --------
Valuation allowance for deferred tax assets....................  (153,276)      (219,011)
                                                                 --------       --------
Deferred tax liabilities, net..................................  $    (67)      $ (1,014)
                                                                 ========       ========

(1) For Australian income tax purposes, the net operating loss carryforward may be limited in the event of a change in control of Austar or a change in the business.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between income tax (benefit) expense provided in the financial statements and the expected income tax (benefit) expense at statutory rates is reconciled as follows:

                                                                                             For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                         2000            1999            1998
                                                                                     -------------  ---------------  -------------
                                                                                                    (In thousands)
Expected income tax (benefit) expense at the U.S. statutory rate of 35.0%.........     $(56,917)       $ 12,177        $(68,597)
Tax effect of permanent and other differences:
  Change in valuation reserve.....................................................       59,234          66,968          64,624
  Gain on issuance of common equity securities by subsidiary......................      (23,245)        (94,528)              -
  Non-deductible expenses and other...............................................       16,161           8,603           5,577
  International rate differences..................................................        6,483           3,325          (1,251)
  State tax, net of federal (benefit) expense.....................................       (4,879)          1,044          (6,189)
  Non-deductible interest accretion on the Notes..................................        1,886           1,693           2,605
  Amortization of outside basis differences.......................................          550             788           1,412
  Amortization of licenses........................................................            -             923           1,819
                                                                                       --------        --------        --------
Total income tax benefit (expense)................................................     $   (727)       $    993        $      -
                                                                                       ========        ========        ========

SEGMENT INFORMATION

The Company's segment information is as follows:

                                               For the Year Ended December 31, 2000                 As of December 31, 2000
                                      ----------------------------------------------------   -------------------------------------
                                                             Internet/                         Capital      Long-Lived     Total
                                         Video    Telephone    Data      Other     Total     Expenditures    Assets(1)     Assets
                                       --------   ---------  --------   --------  --------   ------------   -----------   --------
                                                     (In thousands)                                       (In thousands)
Revenue:
  Australia.........................   $163,094    $   732   $  4,189   $ 4,410   $172,425     $113,786      $124,479     $520,693
  New Zealand(2)....................        844      3,166        878         -      4,888            -             -            -
  Other.............................          -          -          -         -          -            -             -       78,558
                                       --------    -------   --------   -------   --------     --------      --------     --------
    Total...........................   $163,938    $ 3,898   $  5,067   $ 4,410   $177,313     $113,786      $124,479     $599,251
                                       ========    =======   ========   =======   ========     ========      ========     ========
Adjusted EBITDA:(3)
  Australia.........................   $(12,333)   $(3,482)  $(21,255)  $(6,528)  $(43,598)
  New Zealand(2)....................       (253)      (357)       248    (1,344)    (1,706)
  Other.............................          -          -          -    (1,369)    (1,369)
                                       --------    -------   --------   -------   --------
    Total...........................   $(12,586)   $(3,839)  $(21,007)  $(9,241)  $(46,673)
                                       ========    =======   ========   =======   ========


                                               For the Year Ended December 31, 1999                 As of December 31, 1999
                                      ----------------------------------------------------   -------------------------------------
                                                             Internet/                         Capital      Long-Lived     Total
                                         Video    Telephone    Data      Other     Total     Expenditures    Assets(1)     Assets
                                       --------   ---------  --------   --------  --------   ------------   -----------   --------
                                                     (In thousands)                                       (In thousands)
Revenue:
  Australia.........................   $145,602    $     -   $      -   $     -   $145,602     $ 94,513      $123,617     $563,627
  New Zealand(4)....................      1,279      4,107          -       734      6,120       23,306        95,777       76,139
  Other.............................          -          -          -         -           -           -             -       26,825
                                       --------    -------   --------   -------   --------     --------      --------     --------
    Total...........................   $146,881    $ 4,107   $      -   $   734   $151,722     $117,819      $219,394     $666,591
                                       ========    =======   ========  ========   ========     ========      ========     ========
Adjusted EBITDA:(3)
  Australia.........................   $(10,005)   $     -   $      -   $(4,381)  $(14,386)
  New Zealand(4)....................       (918)    (1,160)         -       (47)    (2,125)
  Other.............................          -          -          -    (4,306)    (4,306)
                                       --------    -------   --------   -------   --------
    Total...........................   $(10,923)   $(1,160)  $      -   $(8,734)  $(20,817)
                                       ========    =======   ========   =======   ========


                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                               For the Year Ended December 31, 1998                 As of December 31, 1998
                                      ----------------------------------------------------   -------------------------------------
                                                             Internet/                         Capital      Long-Lived     Total
                                         Video    Telephone    Data      Other     Total     Expenditures    Assets(1)     Assets
                                       --------   ---------  --------   --------  --------   ------------   -----------   --------
                                                     (In thousands)                                       (In thousands)
Revenue:
  Australia.........................   $ 86,408    $     -   $      -   $     -   $ 86,406     $ 71,197       $110,351    $181,169
  New Zealand.......................          -          -          -         -          -            -              -      23,789
  Other.............................      3,411          -          -         -      3,411          269              -      11,074
                                       --------    -------   --------   -------   --------     --------       --------    --------
    Total...........................   $ 89,819     $    -   $      -   $     -   $ 89,819     $ 71,466       $110,351    $216,032
                                       ========    =======   ========   =======   ========     ========       ========    ========
Adjusted EBITDA:(3)
  Australia.........................   $(27,065)   $     -   $      -   $(4,124)  $(31,189)
  New Zealand.......................          -          -          -         -          -
  Other.............................       (101)         -          -    (5,474)    (5,575)
                                       --------    -------   --------   -------   --------
    Total...........................   $(27,166)   $     -   $      -   $(9,598)  $(36,764)
                                       ========    =======   ========   =======   ========

(1)  Represents property, plant and equipment, net.
(2) Represents the period from January 1, 2000 through March 31, 2000 when Saturn was consolidated.
(3) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under U.S. GAAP, or as an indicator of a company's operating performance. The Company's presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.
(4) Represents the period from August 1, 1999 through December 31, 1999 when Saturn was consolidated.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                           For the Years Ended December 31,
                                                                    ----------------------------------------------
                                                                        2000            1999             1998
                                                                    -------------   --------------   -------------
                                                                                    (In thousands)
     Operating loss...............................................    $(162,011)      $(148,077)      $(133,904)
     Depreciation and amortization................................      105,899         104,720          97,140
     Non-cash stock-based compensation expense....................        9,439          22,540               -
                                                                      ---------       ---------       ---------
          Consolidated Adjusted EBITDA............................    $ (46,673)      $ (20,817)      $ (36,764)
                                                                      =========       =========       =========

14.  COMMITMENTS

The Company has MMDS and programming license fees and programming commitments due annually as follows (in thousands):

     Year ended December 31, 2001.................................    $ 17,771
     Year ended December 31, 2002.................................      17,771
     Year ended December 31, 2003.................................      17,771
     Year ended December 31, 2004.................................      17,771
     Year ended December 31, 2005.................................      17,771
     Thereafter...................................................      35,543
                                                                      --------
                                                                      $124,398
                                                                      ========

The Company has various lease agreements for office space, equipment and vehicles. Rent expense under these lease agreements totaled $2.1 million, $4.1 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                         UNITED AUSTRALIA/PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operating lease obligations as follows (in thousands):

     Year ended December 31, 2001.................................    $  9,942
     Year ended December 31, 2002.................................       8,411
     Year ended December 31, 2003.................................       7,991
     Year ended December 31, 2004.................................       7,756
     Year ended December 31, 2005.................................       8,326
     Thereafter...................................................      17,681
                                                                      --------
                                                                      $ 60,107
                                                                      ========

The September 1997 five-year agreement with Optus Networks to lease a 54MHz transponder has been renegotiated under a new agreement to lease an additional transponder. Satellite fees payable annually are approximately as follow:

     Year ended December 31, 2001.................................    $  6,070
     Year ended December 31, 2002.................................       7,016
     Year ended December 31, 2003.................................       7,711
     Year ended December 31, 2004.................................       7,711
     Year ended December 31, 2005.................................       7,711
     Thereafter...................................................      69,397
                                                                      --------
                                                                      $105,616
                                                                      ========

15.  CONTINGENCIES

The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United Australia/Pacific, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of United Australia/Pacific, Inc. included in this Form 10-K and have issued our report thereon dated March 30, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                                           UNITED AUSTRALIA/PACIFIC, INC.
                                                    PARENT ONLY
                                                    SCHEDULE 1
                                    Condensed Financial Information of the Registrant
                                 (Stated in thousands, except share and per share amounts)



                                                                                                             As of December 31,
                                                                                                      ------------------------------
                                                                                                           2000             1999
                                                                                                      -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................................     $    655         $    298
  Short-term liquid investments....................................................................          201              497
  Related party receivables and costs to be reimbursed.............................................          327              327
  Other current assets.............................................................................            1               10
                                                                                                        --------         --------
     Total current assets..........................................................................        1,184            1,132
Investments in and advances to affiliated companies, accounted for under the
  equity method, net...............................................................................      205,782          223,675
Deferred financing costs, net of accumulated amortization of $2,775 and $1,927,
  respectively.....................................................................................        7,606            8,461
                                                                                                        --------         --------
     Total assets..................................................................................     $214,572         $233,268
                                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Related party payables...........................................................................     $  2,972         $  1,977
  Accounts payable.................................................................................          220                -
                                                                                                        --------         --------
     Total current liabilities.....................................................................        3,192            1,977
Senior discount notes..............................................................................      466,241          407,945
                                                                                                        --------         --------
     Total liabilities.............................................................................      469,433          409,922

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
    outstanding....................................................................................           -                -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 22,961,728 and
    17,810,299 shares issued and outstanding, respectively.........................................          230              178
  Additional paid-in capital.......................................................................      371,498          305,100
  Deferred compensation............................................................................       (8,904)         (18,343)
  Accumulated deficit..............................................................................     (562,050)        (440,649)
  Other cumulative comprehensive loss..............................................................      (55,635)         (22,940)
                                                                                                        --------         --------
     Total stockholders' deficit...................................................................     (254,861)        (176,654)
                                                                                                        --------         --------
     Total liabilities and stockholders' deficit...................................................     $214,572         $233,268
                                                                                                        ========         ========

                                            UNITED AUSTRALIA/PACIFIC, INC.
                                                   PARENT ONLY
                                                   SCHEDULE 1
                             Condensed Information as to the Operations of the Registrant
                                             (Stated in thousands)


                                                                                           For the Years Ended December 31,
                                                                                  --------------------------------------------------
                                                                                      2000               1999              1998
                                                                                  -------------      --------------    -------------
Corporate general and administrative expense, including management
  fees to related party of $995, $921 and $853, respectively....................   $  (1,368)          $  (4,301)       $  (5,689)
                                                                                   ---------           ---------        ---------
     Operating loss.............................................................      (1,368)             (4,301)          (5,689)

Interest income.................................................................          52                  40               81
Interest expense................................................................     (59,144)            (52,017)         (48,108)
Other expense, net..............................................................           1                  (1)            (836)
                                                                                   ---------           ---------        ---------
     Loss before other item.....................................................     (60,459)            (56,279)         (54,552)

Share in results of affiliated companies, net...................................     (60,942)             96,870         (151,739)
                                                                                   ---------           ---------        ---------

     Net (loss) income..........................................................   $(121,401)          $  40,591        $(206,291)
                                                                                   =========           =========        =========

Foreign currency translation adjustments........................................   $ (32,695)          $   6,251        $    (227)
                                                                                   ---------           ---------        ---------
Comprehensive (loss) income.....................................................   $(154,096)          $  46,842        $(206,518)
                                                                                   =========           =========        =========

                                             UNITED AUSTRALIA/PACIFIC, INC.
                                                     PARENT ONLY
                                                     SCHEDULE 1
                             Condensed Information as to the Cash Flows of the Registrant
                                                (Stated in thousands)

                                                                                                  For the Years Ended
                                                                                                      December 31,
                                                                                      ----------------------------------------------
                                                                                         2000             1999             1998
                                                                                     -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...............................................................      $(121,401)        $ 40,591        $(206,291)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
   Share in results of affiliated companies, net................................         60,942          (96,870)         151,739
   Allocation of expense accounted for as capital contributions by parent.......              -            3,216            4,622
   Accretion of interest on senior notes and amortization of deferred
    financing costs.............................................................         59,144           52,017           48,108
   Decrease in related party receivables and other assets.......................          1,011              157              603
   Increase in accounts payable, accrued liabilities and other..................            219              921            2,332
                                                                                      ---------         --------        ---------
Net cash flows from operating activities........................................            (85)              32            1,113
                                                                                      ---------         --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................         (1,084)               -             (763)
Sale of short-term liquid investments...........................................          1,379              266           12,325
Investments in and advances to affiliated companies and other investments.......        (69,235)         (29,659)         (72,570)
                                                                                      ---------         --------        ---------
Net cash flows from investing activities........................................        (68,940)         (29,393)         (61,008)
                                                                                      ---------         --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from parent....................................................         69,382           29,659           58,947
Deferred financing costs........................................................              -                -               (7)
                                                                                      ---------         --------        ---------
Net cash flows from financing activities........................................         69,382           29,659           58,940
                                                                                      ---------         --------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................            357              298             (955)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................            298                -              955
                                                                                      ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................      $     655        $     298        $       -
                                                                                      =========        =========        =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent......................................      $       -        $  17,233        $  12,473
                                                                                      =========        =========        =========

                                          UNITED AUSTRALIA/PACIFIC, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                   SCHEDULE II
                                              (Stated in thousands)

                                                            Balance at                                      Write-offs    Balance at
                                                           Beginning of     Charged to                       and Other      End of
                    Descriptions                              Period         Expense        Acquisitions    Deductions      Period
------------------------------------------------------     -------------   -------------    ------------    ----------    ----------
Allowance for doubtful subscriber receivables:
   Year ended December 31, 2000........................       $  823          $3,794            $ 28         $(3,606)       $1,039
   Year ended December 31, 1999........................       $    -          $3,479            $ 83         $(2,739)       $  823
   Year ended December 31, 1998........................       $    -          $  876            $  -         $  (876)       $    -
Allowance for investment in affiliates:
   Year ended December 31, 2000........................       $    -          $    -            $  -         $     -        $    -
   Year ended December 31, 1999........................       $4,384          $    -            $  -         $(4,384)       $    -
   Year ended December 31, 1998........................       $    -          $4,384            $  -         $     -        $4,384
