Form 10-Q
period 2001-03-31
UIH AUSTRALIA PACIFIC INC
filed 2001-05-15
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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


The Company has no publicly-traded shares of capital stock. As of May 7, 2001 the Company had 28,460,926 shares of common stock outstanding.


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                                      TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000.............     2

     Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
         for the Three Months Ended March 31, 2001 and 2000 (Unaudited).......................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended March 31, 2001
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
         2000 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................     18


                                               PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K....................................................................     20


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except par value and number of shares)
                                                         (Unaudited)
                                                                                                                    As of
                                                                                                           -------------------------
                                                                                                             March 31,  December 31,
                                                                                                               2001         2000
                                                                                                           -----------  ------------
ASSETS
Current assets
  Cash and cash equivalents.............................................................................    $  5,769      $  5,617
  Short-term liquid investments.........................................................................      55,019       101,477
  Subscriber receivables, net of allowance for doubtful accounts of $1,175 and $1,039, respectively.....       7,027         8,969
  Related party receivables.............................................................................       2,464         3,095
  Other receivables.....................................................................................       1,535         2,255
  Inventory.............................................................................................       8,931        12,151
  Prepaids and other current assets.....................................................................       9,210        10,697
                                                                                                            --------      --------
      Total current assets..............................................................................      89,955       144,261
Investments in affiliates, accounted for under the equity method, net...................................      60,015        64,991
Property, plant and equipment, net of accumulated depreciation of $276,753 and $294,935,
 respectively...........................................................................................      95,145       124,479
Goodwill and other intangible assets, net of accumulated amortization of $21,354 and $20,088,
 respectively...........................................................................................     226,836       254,387
Deferred financing costs, net of accumulated amortization of $7,057 and $6,826, respectively............       9,658        10,846
Other non-current assets, net...........................................................................          17           287
                                                                                                            --------      --------
      Total assets......................................................................................    $481,626      $599,251
                                                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable......................................................................................    $  1,564      $  5,554
  Accrued liabilities...................................................................................      52,216        58,088
  Current portion of due to parent......................................................................      17,970        18,583
  Current portion of other long-term debt...............................................................       1,127         1,366
                                                                                                            --------      --------
      Total current liabilities.........................................................................      72,877        83,591
Due to parent...........................................................................................       7,008         8,068
Senior discount notes...................................................................................     482,472       466,241
Other long-term debt....................................................................................     196,884       226,894
Deferred taxes..........................................................................................           -            67
Other long-term liabilities.............................................................................         525           444
                                                                                                            --------      --------
      Total liabilities.................................................................................     759,766       785,305
                                                                                                            --------      --------
Minority interests in subsidiaries......................................................................      46,274        68,807
                                                                                                            --------      --------
Stockholders' deficit
  Preferred stock, $0 01 par value, 1,000,000 shares authorized, none issued and outstanding............           -             -
  Common stock, $0 01 par value, 30,000,000 shares authorized, 28,460,926 and 22,961,728
   shares issued and outstanding, respectively..........................................................         285           230
  Additional paid-in capital............................................................................     370,996       371,498
  Deferred compensation.................................................................................      (6,644)       (8,904)
  Accumulated deficit...................................................................................    (618,686)     (562,050)
  Other cumulative comprehensive loss...................................................................     (70,365)      (55,635)
                                                                                                            --------      --------
      Total stockholders' deficit.......................................................................    (324,414)     (254,861)
                                                                                                            --------      --------
      Total liabilities and stockholders' deficit.......................................................    $481,626      $599,251
                                                                                                            ========      ========

             The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               UNITED AUSTRALIA/PACIFIC, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                               (In thousands, except per share amounts and number of shares)
                                                         (Unaudited)

                                                                                               For the Three Months Ended
                                                                                                       March 31,
                                                                                              -----------------------------
                                                                                                  2001            2000
                                                                                              -------------   -------------
Revenue....................................................................................    $   45,082       $  46,344
Operating expense..........................................................................       (41,395)        (35,017)
Selling, general and administrative expense, including management fees from
 related party of $855 and $836, respectively..............................................       (18,151)        (18,095)
Depreciation and amortization..............................................................       (30,673)        (30,027)
                                                                                               ----------       ----------
      Operating loss.......................................................................       (45,137)        (36,795)

Gain on issuance of common equity securities by subsidiary.................................             -          61,172
Interest income............................................................................         1,310           3,148
Interest expense...........................................................................       (23,059)        (19,299)
Foreign currency exchange loss.............................................................        (2,517)           (266)
Gain on sale of investment in affiliate....................................................         2,725               -
Other income, net..........................................................................             -              84
                                                                                               ----------       ----------
      (Loss) income before income taxes and other items....................................       (66,678)          8,044

Income tax expense.........................................................................             -             (75)
Minority interests in subsidiaries.........................................................        15,674          12,059
Share in results of affiliates, net........................................................        (5,632)           (581)
                                                                                               ----------       ----------
      Net (loss) income....................................................................    $  (56,636)      $  19,447
                                                                                               ==========       ==========

Foreign currency translation adjustments...................................................    $  (15,257)      $ (15,240)
Cumulative effect of change in accounting principle........................................           527               -
                                                                                               ----------       ----------
      Comprehensive (loss) income..........................................................    $  (71,366)      $   4,207
                                                                                               ==========       ==========

Net (loss) income per common share:
      Basic net (loss) income..............................................................    $    (1.99)      $     1.09
                                                                                               ==========       ==========
      Diluted net (loss) income............................................................    $    (1.99)      $     1.06
                                                                                               ==========       ==========

Weighted-average number of common shares outstanding:
      Basic................................................................................    28,399,824       17,810,299
                                                                                               ==========       ==========
      Diluted..............................................................................    28,399,824       18,298,249
                                                                                               ==========       ==========

              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                           (In thousands, except number of shares)
                                                         (Unaudited)

                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------

Balances, December 31, 2000............. 22,961,728    $230      $371,498     $(8,904)      $(562,050)     $(55,635)     $(254,861)

Issuance of capital stock to
 parent for capital contributions.......  5,499,198      55          (55)           -               -             -              -

Cash contributions from parent..........          -       -          295            -               -             -            295

Equity transactions of subsidiary.......          -       -         (194)         194               -             -              -

Amortization of deferred compensation...          -       -         (548)       2,066               -             -          1,518

Net loss................................          -       -            -            -         (56,636)            -        (56,636)

Cumulative effect of change in
 accounting principle...................          -       -            -            -               -           527            527

Change in cumulative translation
 adjustments............................          -       -            -            -               -       (15,257)       (15,257)
                                         ----------    ----      ---------    -------       ---------      --------      ---------
Balances, March 31, 2001................ 28,460,926    $285      $370,996     $(6,644)      $(618,686)     $(70,365)     $(324,414)
                                         ==========    ====      =========    =======       =========      ========      =========

(1)  As of March 31, 2001 and December 31, 2000, Other Cumulative  Comprehensive
     Loss represents foreign currency translation adjustments of $(70,892) and $(55,635) and the cumulative effect of a change in accounting principle of $527 and nil, respectively.


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               UNITED AUSTRALIA/PACIFIC, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                         (Unaudited)

                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                           ----------------------------------
                                                                                               2001                 2000
                                                                                           -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income..........................................................................   $(56,636)           $ 19,447
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary...............................          -             (61,172)
  Share in results of affiliates, net......................................................      5,632              (1,508)
  Minority interests in subsidiaries.......................................................    (15,674)            (12,059)
  Depreciation and amortization............................................................     30,673              30,027
  Stock-based compensation expense.........................................................      2,066               2,459
  Gain on sale of investment in affiliate..................................................     (2,725)                  -
  Accretion of interest on senior notes and amortization of deferred financing costs.......     17,041              15,010
  Loss on derivative securities............................................................      1,260                   -
  Decrease (increase) in receivables, net..................................................      1,927              (1,303)
  Increase in other assets.................................................................         (2)             (2,210)
  Increase in accounts payable, accrued liabilities and other..............................      1,239               1,373
                                                                                              --------            --------
      Net cash flows from operating activities.............................................    (15,199)             (9,936)
                                                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments..................................................   (197,901)           (489,594)
Proceeds from sale of short-term liquid investments........................................    233,990             507,753
Investments in affiliates and other investments............................................    (12,681)             (2,578)
Distribution received from affiliated company..............................................      3,170               1,576
Capital expenditures.......................................................................     (9,244)            (29,201)
Spectrum license fees......................................................................     (1,429)                  -
Other......................................................................................        561                (387)
                                                                                              --------            --------
      Net cash flows from investing activities.............................................     16,466             (12,431)
                                                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed from parent...............................................................        295                  23
Issuance of common stock in connection with subsidiary stock option plan...................          -                 537
Proceeds from borrowings on the Austar Bank Facility and Saturn Bank Facility..............          -              18,162
Deferred financing costs and other.........................................................       (287)                  -
Other borrowings, net......................................................................          -               3,113
                                                                                              --------            --------
      Net cash flows from financing activities.............................................          8              21,835
                                                                                              --------            --------

EFFECT OF EXCHANGE RATES ON CASH...........................................................     (1,123)               (428)
                                                                                              --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................        152                (960)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................      5,617               6,028
                                                                                              --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................   $  5,769            $  5,068
                                                                                              ========            ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest...................................................................   $  3,541            $  2,027
                                                                                              ========            ========
  Cash received for interest...............................................................   $  1,393            $  6,018
                                                                                              ========            ========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                                   (Unaudited)

1.  ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "UAP") a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("Asia/Pacific"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"), provides video, telephone and Internet access services, which the Company refers to as "Distribution", in Australia and New Zealand and related and other media services in Australia. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of March 31, 2001.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                     Asia/Pacific(1)                     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                   United Austar, Inc.(2)                *
          *                                                         *
          ***********************************************************
                                       *
                              72.8%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *Distribution                                             *
          *------------                                             *
          * Australia:                                              *
          *  Austar                                          100.0% *
          *  Austar United Broadband                         100.0% *
          * New Zealand:                                            *
          *  TelstraSaturn                                    50.0% *
          *                                                         *
          *Content                                                  *
          *-------                                                  *
          * Australia:                                              *
          *  XYZ Entertainment                                50.0% *
          ***********************************************************

(1)  Asia/Pacific holds a direct ownership interest in Austar United of 0.6%.
(2) United Austar, Inc. is a holding company for UAP's investment in Austar United Communications Limited.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The Company discontinued consolidating the results of its New Zealand subsidiary, Saturn, effective April 1, 2000, due to the formation of TelstraSaturn, a 50/50 joint venture which is accounted for under the equity method.

NEW ACCOUNTING PRINCIPLE

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in the fair market value of a derivative during the reporting period depends on its intended use and designation. Austar United has interest rate swaps to manage interest rate exposure on the Austar Bank Facility that qualify as derivatives under SFAS
133. The impact of recording these derivative securities at fair market value upon adoption was $0.5 million, which was recorded in the condensed consolidated balance sheet in other cumulative comprehensive loss as a cumulative effect of a change in accounting principle.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RISKS AND UNCERTAINTIES

Austar United has incurred operating losses and negative cash flows from operations which have been driven by the continuing development efforts including the introduction of new services such as telephone and Internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects Austar United to incur operating losses in 2001 and 2002 primarily as a result of the continued introduction of these new services which are in the early stages of deployment. Their business plan calls for substantial growth in the number of subscribers that will use these new services. This growth requires the availability of capital resources that are sufficient to fund expected capital expenditures. Growth in subscribers will also be required in order for Austar United to achieve consolidated operating profitability and positive operating cash flows. Management believes that the entity can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, management believes access to sources of capital will be sufficient to satisfy future cash needs. Management's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investments.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.  INVESTMENTS IN AFFILIATES

                                                                As of March 31, 2001
                                    ------------------------------------------------------------------------------
                                                      Cumulative        Cumulative         Cumulative
                                                      Dividends      Share in Results     Translation
                                    Contributions      Received        of Affiliates      Adjustments     Total
                                    -------------     ----------     ----------------     -----------   ----------
                                                                     (In thousands)
     TelstraSaturn.................    $ 79,310        $     -          $(31,894)          $(10,314)     $37,102
     XYZ Entertainment.............      44,306         (8,634)           (9,364)            (4,713)      21,595
     Other.........................       2,860              -            (1,006)              (536)       1,318
                                       --------        --------         --------           --------      -------
          Total....................    $126,476        $(8,634)         $(42,264)          $(15,563)     $60,015
                                       ========        ========         ========           ========      =======

                                                              As of December 31, 2000
                                    ------------------------------------------------------------------------------
                                                      Cumulative        Cumulative        Cumulative
                                                      Dividends      Share in Results    Translation
                                    Contributions      Received        of Affiliates     Adjustments      Total
                                    -------------     ----------     ----------------    ------------   ----------
                                                                     (In thousands)
     TelstraSaturn.................    $ 66,629       $      -          $(24,503)          $ (5,007)     $37,119
     XYZ Entertainment.............      44,306         (5,464)          (11,515)            (1,387)      25,940
     Other.........................       2,860              -              (614)              (314)       1,932
                                       ---------    -----------         --------           --------      -------
          Total....................    $113,795        $(5,464)         $(36,632)          $ (6,708)     $64,991
                                       =========    ===========         =========          ========      =======

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Subscriber premises equipment and converters........................           $278,097           $309,200
    MMDS distribution facilities........................................             50,897             58,035
    Cable distribution networks.........................................              2,309              2,629
    Office equipment, furniture and fixtures............................             17,597             18,748
    Buildings and leasehold improvements................................              4,938              5,670
    Other...............................................................             18,060             25,132
                                                                                   --------           --------
                                                                                    371,898            419,414
      Accumulated depreciation..........................................           (276,753)          (294,935)
                                                                                   --------           --------
      Net property, plant and equipment.................................           $ 95,145           $124,479
                                                                                   ========           ========

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)

    Goodwill............................................................           $148,418           $159,920
    License fees and other intangible assets............................             99,772            114,555
                                                                                   --------           --------
                                                                                    248,190            274,475
      Accumulated amortization .........................................            (21,354)           (20,088)
                                                                                   --------           --------
      Net goodwill and other intangible assets..........................           $226,836           $254,387
                                                                                   ========           ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  SENIOR DISCOUNT NOTES

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    May 1996 Notes.......................................................          $436,161           $421,372
    September 1997 Notes.................................................            46,311             44,869
                                                                                   --------           --------
      Total senior discount notes........................................          $482,472           $466,241
                                                                                   ========           ========

THE NOTES

The 14.0% senior discount notes were issued by the Company in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The Notes are due May 15, 2006.
Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, the Company consummated an equity sale resulting in gross proceeds to the Company of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

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

7.  OTHER LONG-TERM DEBT

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Austar Bank Facility................................................           $194,137           $223,501
    Capital leases and other ...........................................              3,874              4,759
                                                                                   --------           --------
                                                                                    198,011            228,260
      Less current portion .............................................             (1,127)            (1,366)
                                                                                   --------           --------
      Total other long-term debt .......................................           $196,884           $226,894
                                                                                   ========           ========

AUSTAR BANK FACILITY

On April 23, 1999, Austar executed an A$400.0 syndicated senior secured debt facility to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 2000 and March 31, 2001, Austar has fully drawn the facility.

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating-rate debt facilities. Interest rate

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($24.3) million of variable-rate, long-term debt into fixed-rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($48.5) million of variable-rate, long-term debt into fixed-rate borrowings. For the three months ended March 31, 2001, the weighted-average fixed rate under these agreements was 5.7% compared to the weighted-average variable rate of 5.3%. Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. The total fair value of the interest rate swaps was $(0.5) and $0.7 million as of March 31, 2001 and December 31, 2000, respectively.

8.  RELATED PARTY TRANSACTIONs

The Company and Asia/Pacific are parties to a 20-year management services agreement (the "Management Agreement"), pursuant to which Asia/Pacific performs certain administrative, accounting, financial reporting and other services for the Company in exchange for a fee of approximately $1.0 million per year. In addition, the Company reimburses Asia/Pacific or United for any out-of-pocket expenses including travel, lodging and entertainment expenses incurred on behalf of the Company. For the three months ended March 31, 2001 and 2000, the Company recorded $0.3 million and $0.2 million, respectively, under this agreement.

Effective June 24, 1999, United and Austar United executed a management services agreement pursuant to which United performs certain technical and consulting services in return for a monthly management fee of $0.2 million. This amount may be adjusted before January 1 of each year by the board of directors of United but may not increase by more than 15.0% in any one year. This agreement also requires that Austar United reimburse United for all direct and other expenses reasonably incurred by United on behalf of Austar United. The agreement will continue through December 31, 2010.

Prior to June 1999, Austar was a party to a technical assistance agreement with Asia/Pacific whereby Austar paid Asia/Pacific a fee based on its gross revenue. Austar also reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreement. Effective June 24, 1999, the rights under this agreement were assigned to Austar United as part of the restructuring associated with the Austar United initial public offering.

Included in the amount due to parent is the following:

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Management fee payable to Asia/Pacific..............................           $ 3,227             $ 2,972
    Austar United technical assistance agreement obligations
      to United.........................................................             4,622               5,950
    Austar United management fees payable to United.....................             4,200               3,600
    Austar deferred management fees payable to Asia/Pacific.............             7,008               8,068
    Austar technical assistance agreement obligations and other
      payables to Asia/Pacific and United...............................             5,921               6,061
                                                                                   -------             -------
                                                                                    24,978              26,651
          Less current portion..........................................           (17,970)            (18,583)
                                                                                   -------             -------
          Total due to parent...........................................           $ 7,008             $ 8,068
                                                                                   =======             =======

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  SEGMENT INFORMATION

                                                                                                                  As of
                                                                                                         --------------------------
                                                                                                           March 31,   December 31,
                                           For the Three Months Ended March 31, 2001                         2001          2000
                         ------------------------------------------------------------------------------  ------------  ------------
                                                                                                            Total         Total
                           Video       Voice       Internet      Content        Other         Total         Assets        Assets
                         ----------  ----------  ------------  ------------  -----------   ------------  ------------   -----------
                                                       (In thousands)
Revenue:
  Australia.............  $38,479      $  873       $ 3,033       $ 2,590       $   107       $ 45,082      $403,424      $520,693
  Corporate and other...        -           -             -             -             -              -        78,202        78,558
                          -------      ------       -------       -------       -------       --------      --------      --------
    Total...............  $38,479      $  873       $ 3,033       $ 2,590       $   107       $ 45,082      $481,626      $599,251
                          =======      ======       =======       =======       =======       ========      ========      ========

Adjusted EBITDA: (1)
  Australia.............  $(3,369)     $ (742)       (5,465)      $(1,536)      $  (970)      $(12,082)
  Corporate and other...        -           -             -             -          (316)          (316)
                          -------      ------       -------       --------      -------       --------
    Total...............  $(3,369)     $ (742)      $(5,465)      $(1,536)      $(1,286)      $(12,398)
                          =======      ======       ========      =======       =======       ========


                                           For the Three Months Ended March 31, 2000
                         ------------------------------------------------------------------------------
                           Video       Voice       Internet      Content        Other         Total
                         ----------  ----------  ------------  -----------   -----------   ------------
                                                       (In thousands)
Revenue:
  Australia.............  $40,849      $    -       $     8       $     -       $   599       $ 41,456
  New Zealand...........      844       3,166           878             -             -          4,888
  Corporate and other...        -                         -             -             -             -
                          -------      ------       -------       -------       -------       --------
    Total...............  $41,693      $3,166       $   886       $     -       $   599       $ 46,344
                          =======      ======       =======       =======       =======       ========

Adjusted EBITDA: (1)
  Australia.............  $ 1,192      $  (37)      $(1,721)      $     -       $(1,777)      $ (2,343)
  New Zealand...........     (253)       (357)          248             -        (1,344)        (1,706)
  Corporate and other...        -           -             -             -          (260)          (260)
                          -------      ------       -------       -------       --------      --------
    Total...............  $   939      $ (394)      $(1,473)      $     -       $(3,381)      $ (4,309)
                          =======      ======       =======       =======       =======       ========

The  Company's   consolidated   Adjusted  EBITDA  reconciles  to  the  condensed
consolidated statements of operations and comprehensive (loss) income as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Operating loss .....................................................           $(45,137)           $(36,795)
    Depreciation and amortization ......................................             30,673              30,027
    Non-cash stock-based compensation expense ..........................              2,066               2,459
                                                                                   --------            --------
      Consolidated Adjusted EBITDA (1) .................................           $(12,398)           $ (4,309)
                                                                                   ========            ========

----------------
(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges are non-cash and result from variable plan accounting for the Austar United stock option plan. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet access services, our ability to manage and grow our newer telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and any acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three months ended March 31, 2001 and 2000 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

SUMMARY OPERATING DATA

                                                                As of March 31, 2001
                                 ----------------------------------------------------------------------------------
                                                          Homes in                 Two-way
                                    UAP       System       Service      Homes       Homes      Basic       Basic
                                 Ownership   Ownership      Area        Passed     Passed   Subscribers Penetration
                                 ---------   ---------   -----------  ---------- ---------- ----------- -----------
Video:
  Austar........................   72.8%      100.0%      2,085,000    2,083,100  1,149,600   426,700      20.5%
  TelstraSaturn.................   36.4%       50.0%        136,500      107,000    107,000    22,100      20.7%
                                                          ---------    ---------  ---------   -------
       Total....................                          2,221,500    2,190,100  1,256,600   448,800
                                                          =========    =========  =========   =======


                                                          Telephone        Subscribers              Lines
                                    UAP       System     Serviceable  ---------------------- ----------------------
                                 Ownership   Ownership      Homes     Residential  Business  Residential  Business
                                 ---------   ---------   -----------  ----------- ---------- ----------- ----------
Voice:
  TelstraSaturn.................   36.4%       50.0%        115,800       34,100      1,600    40,000      4,800
  Austar United Broadband.......   72.8%      100.0%              -        7,400          -     7,400          -
                                                          ---------    ---------  ---------   -------      -----
       Total....................                            115,800       41,500      1,600    47,400      4,800
                                                          =========    =========  =========   =======      =====


                                                          Internet
                                    UAP       System     Serviceable
                                  Ownership  Ownership      Homes     Subscribers
                                 ----------  ---------   -----------  -----------
Internet:
  Austar United Broadband.......   72.8%      100.0%      1,149,600       84,200
  TelstraSaturn.................   36.4%       50.0%        115,800       49,300
                                                          ---------    ---------
       Total....................                          1,265,400      133,500
                                                          =========    =========

                                    UAP       System
                                 Ownership   Ownership   Subscribers
                                 ---------   ---------   -----------
Content:
  XYZ Entertainment.............   36.4%        50.0%     6,656,500
                                                          =========

                                                                As of March 31, 2000
                                 ----------------------------------------------------------------------------------
                                                          Homes in                 Two-way
                                    UAP       System       Service      Homes       Homes      Basic       Basic
                                 Ownership   Ownership      Area        Passed     Passed   Subscribers Penetration
                                 ---------   ---------   -----------  ---------- ---------- ----------- -----------
Video:
  Austar........................   66.3%      100.0%      2,085,000    2,083,100        -      389,800      18.7%
  Saturn........................   66.3%      100.0%        115,500       87,800   87,800       17,800      20.3%
                                                          ---------    ---------   ------      -------
       Total....................                          2,200,500    2,170,900   87,800      407,600
                                                          =========    =========   ======      =======

                                                          Telephone        Subscribers              Lines
                                    UAP       System     Serviceable  ---------------------- ----------------------
                                 Ownership   Ownership      Homes     Residential  Business  Residential  Business
                                 ---------   ---------   -----------  ----------- ---------- ----------- ----------
Voice:
  Saturn........................   66.3%      100.0%         95,400       25,200    1,200       29,600      2,900
  Austar United Broadband.......   66.3%      100.0%              -            -        -            -          -
                                                          ---------    ---------   ------      -------      -----
       Total....................                             95,400       25,200    1,200       29,600      2,900
                                                          =========    =========   ======      =======      =====


                                                          Internet
                                    UAP       System     Serviceable
                                  Ownership  Ownership      Homes     Subscribers
                                 ----------  ---------   -----------  -----------
Internet:
  Saturn........................   66.3%      100.0%         95,400        8,400
  Austar United Broadband.......   66.3%      100.0%         79,400            -
                                                          ---------    ---------
       Total....................                            174,800        8,400
                                                          =========    =========

                                    UAP       System
                                 Ownership   Ownership   Subscribers
                                 ---------   ---------   -----------
Content:
  XYZ Entertainment.............   33.1%       50.0%      4,815,000
                                                          =========



RESULTS OF OPERATIONS

REVENUE

Revenue decreased $1.3 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the detail of which is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Video...............................................................           $38,479             $41,693
    Voice...............................................................               873               3,166
    Internet............................................................             3,033                 886
    Content.............................................................             2,590                   -
    Other...............................................................               107                 599
                                                                                   -------             -------
        Total revenue...................................................           $45,082             $46,344
                                                                                   =======             =======

Revenue  for Austar  United  increased  A$12.0  million,  or 16.4%,  from A$73.3
($46.3) million for the three months ended March 31, 2000 to A$85.3 ($45.1) million for the three months ended March 31, 2001. Video revenue accounted for A$6.9 million of this increase, due to video subscriber growth (426,700 at March 31, 2001 compared to 389,800 at March 31, 2000) as well as growth in the average monthly revenue per video subscriber from A$53.42 ($33.60) for the three months ended March 31, 2000 to A$55.86 ($29.51) for the three months ended March 31, 2001. The remaining increase was due to the launch of wireless data services in late first quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000. On a U.S. dollar basis, revenue for Austar United decreased by $1.2 million due to the 19.1% devaluation of the Australian dollar to the U.S. dollar from period to period.

ADJUSTED EBITDA(1)

Adjusted EBITDA decreased $8.1 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the detail of which is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Video...............................................................           $ (3,369)           $   939
    Voice...............................................................               (742)              (394)
    Internet............................................................             (5,465)            (1,473)
    Content.............................................................             (1,536)                 -
    Corporate and other.................................................             (1,286)            (3,381)
                                                                                   --------            -------
           Total Adjusted EBITDA........................................           $(12,398)           $(4,309)
                                                                                   ========            =======

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges are non-cash and result from variable plan accounting for the Austar United stock option plan. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate EBITDA in the same manner.

Adjusted EBITDA for Austar United decreased A$16.4 million, from negative A$6.5 ($4.0) million for the three months ended March 31, 2000 to negative A$22.9 ($12.1) million for the three months ended March 31, 2001. This decrease was primarily due to development and start-up costs associated with the launch of Austar United's Internet business, as well as increased programming costs payable in U.S. dollars as the Australian dollar continued to weaken during the quarter.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARY

In March 2000, Austar United sold 20.0 million shares in a second public offering on the Australian Stock Exchange, raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4)
million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $61.2 million from the resulting step-up in the carrying amount of our investment in Austar United.

INTEREST EXPENSE

Interest expense increased $3.8 million for the three months ended March 31, 2001 compared to the amounts for the corresponding period in the prior year. This increase was primarily due to increased interest expense related to the Austar Bank Facility due to a higher balance in 2001, as well as a higher effective interest rate as the value of Austar United's interest rate swaps decreased by $1.3 million during the three months ended March 31, 2001.

MINORITY INTERESTS IN SUBSIDIARIES

The minority interests' share of losses increased $3.4 million, from $12.1 million for the three months ended March 31, 2000 to $15.5 million for the three months ended March 31, 2001. Austar United's initial public offering in July 1999 and a second offering in March 2000 reduced our ownership interest in Austar United from 100% to a cumulative 72.8% as of March 31, 2001. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses.

SHARE IN RESULTS OF AFFILIATES

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
     TelstraSaturn (1)...................................................         $(7,391)               $   -
     XYZ Entertainment...................................................           2,151                 (615)
     Other...............................................................            (392)                  34
                                                                                  -------                -----
         Total share in results of affiliates............................         $(5,632)               $(581)
                                                                                  =======                =====

     (1) On April 6, 2000, Saturn merged with Telstra NZ to form TelstraSaturn, and we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had invested approximately $534.9 million in our projects. These fundings do not include amounts contributed by shareholders other than us, proceeds from the Austar United initial public offering or operating subsidiary bank borrowings.

                                                                                        As of
                                                                                       March 31,
                                                                                         2001
                                                                                    --------------
                                                                                    (In thousands)

     UAP (Parent Only)
       Sources of Fundings:
         Senior discount notes proceeds, net of offering costs..................       $244,652
         Cash contributions and other equity from parent (1) (2)................        284,253
         Cash received for interest.............................................          7,133
                                                                                       --------
              Total sources.....................................................        536,038
                                                                                       --------
       Uses of Fundings:
         Austar United (1)......................................................       (418,811)
         Saturn.................................................................        (44,612)
         XYZ Entertainment......................................................        (16,738)
         Other (2)..............................................................        (55,011)
                                                                                       --------
              Total uses........................................................       (535,172)
                                                                                       --------
              Cash, end of period...............................................            866
                                                                                       --------

     Austar United cash.........................................................         59,922
                                                                                       --------
              Total consolidated cash and short-term liquid investments.........       $ 60,788
                                                                                       ========

     ----------------
     (1) Includes issuance/use of $29.8 million and $6.2 million in United convertible preferred stock in 1995 and 1998, respectively, to acquire additional economic interests in Australia.
     (2) Includes $17.2 million paid by United to purchase 2.0% of Asia/Pacific from Kiwi Cable in December 1999.

As of March 31, 2001, our working capital and projected operating cash flow are not sufficient to fund our budgeted expenditures and pay interest on our indebtedness over the next year. In May 2001, United made an investment in one of our subsidiaries in exchange for shares of the subsidiary's stock. On May 2, 2001, this subsidiary used these funds to purchase 157.3 million newly issued common shares of Austar United, resulting in proceeds to Austar United of A$149.5 ($75.9) million. United expects to make an additional investment in our subsidiary to allow the subsidiary to purchase an additional 55.9 million shares under Austar United's rights offering by the end of May 2001. This purchase will result in additional proceeds to Austar United of approximately A$53.1 ($27.5) million. We believe the proceeds from this offering, in addition to Austar
United's cash on hand, will be sufficient for Austar United's funding requirements through March 31, 2002. Our senior discount notes begin to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We are considering alternatives to payment of this interest, including refinancing of the Notes. If payment is necessary, we will seek funding from various sources, including United. There can be no assurance that we will be successful in obtaining all or a portion of our anticipated funding needs.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001. Cash and cash equivalents increased $0.2 million from $5.6 million as of December 31, 2000 to $5.8 million as of March 31, 2001. Principal sources of cash during the three months ended March 31, 2001 included net proceeds from the sale of short-term liquid investments of $36.1 million, a distribution from XYZ Entertainment of $3.2 million and other sources totaling $0.8 million. During the three months ended March 31, 2001, cash was used principally for capital expenditures of $9.2 million as Austar continued to expand its business into the data market, the funding of operating activities of $15.2 million, advances to TelstraSaturn totaling $12.7 million, and other uses totaling $2.8 million.

THREE MONTHS ENDED MARCH 31, 2000. Cash and cash equivalents decreased $0.9 million from $6.0 million as of December 31, 1999 to $5.1 million as of March 31, 2000. Principal sources of cash during the three months ended March 31, 2000 included net proceeds from the sale of short-term liquid investments of $18.2 million, borrowings on the Austar and Saturn Bank Facilities totaling $18.2 million, other borrowings of $3.1 million, a distribution from XYZ Entertainment of $1.6 million and other sources totaling $0.5 million. During the three months ended March 31, 2000, cash was used principally for the purchase of property, plant and equipment totaling $29.2 million as Austar and Saturn continued to expand their businesses into the data market, the funding of operating activities of $9.9 million, investments in and advances to affiliates of $2.6 million and other uses totaling $0.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We also place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We do not expect, however, any material loss with respect to our investment portfolio.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The following rates for the primary currency that impacts our financial statements are shown below, per one U.S. dollar.

                                                                      Australian
                                                                       Dollars
                                                                      ----------
     For the three months ended March 31, 2001 .....................    1.8927
     For the three months ended March 31, 2000 .....................    1.5898
     Spot rate as of March 31, 2001 ................................    2.0604
     Spot rate as of December 31, 2000 .............................    1.7897


We are exposed to foreign exchange rate fluctuations related to the operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. We generally do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

         >
                                                                                             As of March 31, 2001
                                                                                    -------------------------------------
                                                                                    Book Value                 Fair Value
                                                                                    ----------                 ----------
                                                                                    (In thousands, except interest rates)
     Long-term and short-term  debt:
       Fixed rate USD Notes....................................................       $482,472                  $276,007
         Average interest rate.................................................           14.0%                     31.2%
       Variable rate A$ Austar Bank Facility...................................       $194,137                  $194,137
         Average interest rate.................................................            7.1%                      7.1%


The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                As of December 31,
                                               ------------------------------------------------------------------------------
                                                 2001      2002      2003        2004        2005     Thereafter    Total
                                               --------- --------- ----------  ---------  ----------  ----------- -----------
                                                                             (In thousands)
Long-term and short-term debt:
Fixed rate USD Notes.........................   $     -   $    -    $     -     $     -    $     -     $482,472     $482,472
Variable rate A$ Austar Bank Facility........   $     -   $6,234    $34,288     $54,772    $65,905     $ 32,938     $194,137

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($24.3) million of variable-rate, long-term debt into fixed-rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($48.5) million of variable-rate, long-term debt into fixed-rate borrowings. For the three months ended March 31, 2001, the weighted-average fixed rate under these agreements was 5.7% compared to the weighted-average variable rate of 5.3%. Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. The total fair value of the interest rate swaps was $(0.5) and $0.7 million as of March 31, 2001 and December 31, 2000, respectively.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Form of employment agreement between United, Austar United and employee.

     10.2  Underwriting agreement between  United  Austar  Inc.,   Austar United
           Communications Limited and United Australia Holdings, Inc.

(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



United Australia/Pacific, Inc.



Date:      May 15, 2001
           ------------

By:        /s/ Valerie L. Cover
           -----------------------------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Accounting Officer)