Form 10-K405/A
period 2000-12-31
UNITED AUSTRALIA PACIFIC INC
filed 2001-08-14
CIK 1015611

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

                                                                                      As of December 31,
                                                           -----------------------------------------------------------------------
                                                               2000           1999           1998          1997           1996
                                                           ------------   ------------   ------------   -----------    -----------
Balance Sheet Data (as restated):                                                       (In thousands)
  Cash, cash equivalents, restricted cash and
   short-term liquid investments..........................   $ 107,094     $ 275,421      $     944      $  25,089      $  37,860
  Property, plant and equipment, net......................   $ 124,479     $ 219,394      $ 110,351      $ 183,101      $ 193,170
  Total assets............................................   $ 545,566     $ 666,591      $ 216,032      $ 279,032      $ 319,323
  Senior discount notes and other long-term debt..........   $ 693,135     $ 669,096      $ 424,726      $ 387,094      $ 250,057
  Total liabilities.......................................   $ 785,305     $ 747,425      $ 510,661      $ 431,769      $ 315,276
  Total stockholders' (deficit) equity....................   $(308,546)    $(176,654)     $(294,629)     $(164,153)     $   4,047

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

          UNITED AUSTRALIA/PACIFIC, INC.
          Report of Independent Public Accountants (Parent only)...................................................      F-24
          Schedule I - Condensed Financial Information of the Registrant (Parent only).............................      F-25
          Schedule II - Valuation and Qualifying Accounts..........................................................      F-28

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
          December 12, 2000     November 30, 2000     Item 5 - Acquired spectrum
                                                      rights

     (c)  Exhibits:

          3.1     Articles of Incorporation of the Company, as amended. (1)

          3.2 Articles of Amendment to Articles of Incorporation of the Company. (2)

          3.3     By-Laws of the Company. (1)

          4.1 The Article of Incorporation, as amended, and the By-Laws of the Company are included as Exhibits 3.1 - 3.3. (14)

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

          10.14 Offer to Acquire Shares dated April 6, 2000, between Saturn and THPL. (8)

          10.15   TARB's Acquisition Agreement. (9)

          10.16   *1993  Stock  Option Plan of United,  effective  June 1, 1993.
                  (10)

          10.17   *UPC Phantom Stock Option Plan, effective March 20, 1998. (11)

          10.18 *Austar United Communications Executive Share Option Plan, effective June 1999. (14)

          10.19   *ULA Phantom Stock Option Plan, effective June 6, 1997. (12)

          10.20 *chello broadband Phantom Stock Option Plan, effective June 19, 1998. (13)

          10.21 Executive Service Agreement, effective June 1, 2000, among United, Austar United and John Porter. (14)

          10.22 Executive Service Agreement, effective August 21, 2000, among United, Austar United and Jonathan Morphett. (14)

          10.23 Executive Service Agreement, effective March 20, 2000, among United, Austar United and Bruce Mann. (14)

          12.1    Statement re: Ratio of Earnings to Fixed Charges. (14)

          21.1    List of Subsidiaries. (14)

          23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United Australia/Pacific, Inc.).

          24.1    Power of Attorney. (14)

---------------------
*    Management compensation plan.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 filed on May 31, 1996 (SEC File No. 333-05017).
(2) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1999, filed on March 30, 2000 (SEC File No. 333-05017).
(3) Incorporated by reference from the Form 10-K of United for the year ended February 29, 1996 (SEC File No. 0-21974).
(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997, filed on August 14, 1997 (SEC File No. 333-05017).
(5) Incorporated by reference from the Company's Report on Form 8-K, filed on July 28, 1999 (SEC File No. 333-05017).
(6) Incorporated by reference from the Company's Registration Statement on Form S-4 Exchange Offer, filed on November 6, 1997 (SEC File No. 333-39707).
(7) Incorporated by reference from the Form 10-K of United for the ten months ended December 31, 1998 (File No. 0-21974).
(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000 (SEC File No. 333-05017).
(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (SEC File No. 333-05017).
(10) Incorporated by reference from Amendment No. 1 to United's Registration Statement on Form S-1 filed on June 23, 1993 (SEC File No. 33-61376).
(11) Incorporated by reference from UPC's Form S-1 Registration Statement filed on November 24, 1998 (SEC File No. 333-67895).
(12) Incorporated by reference from United's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (SEC File No. 0-21974).
(13) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 (SEC File No. 000-25365).
(14) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2000 (SEC File No. 333-05017).


     (d)   Separate Financial Statements and Related Schedules.
           See Index to Financial Statements in (a) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 14th day of August 2001.


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

                                          Title of Position
       Signature                          Held With the Registrant                      Date
       ---------                          ------------------------                      ----


 /s/ VALERIE L. COVER                     Controller                                 August 14, 2001
-------------------------------           (Principal Accounting Officer)
 Valerie L. Cover


        *                                 Director, President and                    August 14, 2001
------------------------------            Chief Operating Officer
 Michael T. Fries


        *                                 Chairman of the Board                      August 14, 2001
------------------------------
 Gene W. Schneider


 /s/ FREDERICK G. WESTERMAN III           Vice President/Treasurer                   August 14, 2001
-------------------------------           (Chief Financial Officer)
 Frederick G. Westerman III




*  By: /s/ VALERIE L. COVER
------------------------------
      Valerie L. Cover
      Attorney-in-fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United Australia/Pacific, Inc.:


We have audited the accompanying consolidated balance sheets of United Australia/Pacific, Inc. (a Colorado corporation and majority owned subsidiary of United Asia/Pacific Communications, Inc.) and subsidiaries as of December 31, 2000 (as restated - - see Note 16) and 1999 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Australia/Pacific, Inc. and subsidiaries as of December 31, 2000 (as restated - see Note 16) and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed further in Note 16, subsequent to (March 30, 2001), the date of our original report, under current circumstances United Australia/Pacific, Inc. cannot be assured that it will receive sufficient financial support from its parent (UnitedGlobalCom, Inc.) or any other investor to satisfy a scheduled interest payment due in November 2001 under its Senior Discount Notes. These factors, among others, as described in Note 16, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities should the Company be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                       Arthur Andersen LLP

Denver, Colorado,
March 30, 2001 (except with respect to the matters discussed in Note 16, as to which the date is August 14, 2001).

                                            UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)

                                                                                                                As of December 31,
                                                                                                             -----------------------
                                                                                                                2000        1999
                                                                                                             ----------- -----------
                                                                                                            (as restated--
                                                                                                               Note 16)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................................      $  5,617    $  6,028
  Short-term liquid investments.........................................................................       101,477     269,393
  Subscriber receivables, net...........................................................................         8,969       8,177
  Related party receivables.............................................................................         3,095       1,645
  Other receivables.....................................................................................         2,255       6,196
  Inventory.............................................................................................        12,151      14,193
  Prepaids and other current assets.....................................................................        10,697       5,146
                                                                                                              --------    --------
       Total current assets.............................................................................       144,261     310,778
Investments in and advances to affiliated companies, accounted for under the equity
 method, net............................................................................................        64,991      28,546
Property, plant and equipment, net of accumulated depreciation of $294,935 and $261,891, respectively...       124,479     219,394
Goodwill and other intangible assets, net of accumulated amortization of $19,789 and
 $23,536, respectively .................................................................................       200,702      91,346
Deferred financing costs, net of accumulated amortization of $6,826 and $4,427, respectively............        10,846      16,377
Other non-current assets, net...........................................................................           287         150
                                                                                                              --------    --------
       Total assets.....................................................................................      $545,566    $666,591
                                                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable......................................................................................      $  5,554    $ 16,463
  Accrued liabilities...................................................................................        41,325      32,151
  Accrued liabilities - spectrum licenses...............................................................        16,763           -
  Construction payables.................................................................................             -       4,370
  Current portion of due to parent......................................................................        18,583      12,754
  Current portion of other long-term debt...............................................................         1,366       1,500
                                                                                                              --------    --------
       Total current liabilities........................................................................        83,591      67,238
Due to parent...........................................................................................         8,068       9,621
Senior discount notes...................................................................................       466,241     407,945
Other long-term debt....................................................................................       226,894     261,151
Deferred tax liability..................................................................................            67       1,014
Other long-term liabilities.............................................................................           444         456
                                                                                                              --------    --------
       Total liabilities................................................................................       785,305     747,425
                                                                                                              --------    --------
Minority interest in subsidiary.........................................................................        68,807      95,820
                                                                                                              --------    --------
Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding............             -           -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 22,961,728 and 17,810,299
   shares issued and outstanding, respectively..........................................................           230         178
  Additional paid-in capital............................................................................       317,813     305,100
  Deferred compensation.................................................................................        (8,904)    (18,343)
  Accumulated deficit...................................................................................      (562,050)   (440,649)
  Other cumulative comprehensive loss...................................................................       (55,635)    (22,940)
                                                                                                              --------    --------
       Total stockholders' deficit......................................................................      (308,546)   (176,654)
                                                                                                              --------    --------
Commitments and contingencies (Notes 14 and 15)
       Total liabilities and stockholders' deficit......................................................      $545,566    $666,591
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

                                                    UNITED AUSTRALIA/PACIFIC, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             (Stated in thousands, except share amounts)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit       (Loss)(1)       Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------
Balances, December 31, 1997............. 13,864,941    $ 139     $139,621     $      -      $(274,949)     $(28,964)     $(164,153)

Issuance of capital stock to parent
 related to cumulative capital
 contributions..........................  3,945,308       39          (39)           -              -             -              -

Cash contributions from parent..........          -        -       58,947            -              -             -         58,947

Non-cash contributions from parent......          -        -       17,095            -              -             -         17,095

Net loss................................          -        -            -            -       (206,291)            -       (206,291)

Change in cumulative translation
 adjustments............................          -        -            -            -              -          (227)          (227)
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1998............. 17,810,249      178      215,624            -       (481,240)      (29,191)      (294,629)

Warrants exercised......................         50        -            1            -              -             -              1

Cash contributions from parent..........          -        -       29,659            -              -             -         29,659

Non-cash contributions from parent......          -        -       20,449            -              -             -         20,449

Equity transactions of subsidiary.......          -        -       40,883      (40,883)             -             -              -

Amortization of deferred compensation...          -        -       (1,516)      22,540              -             -         21,024

Net income..............................          -        -            -            -         40,591             -         40,591

Change in cumulative translation
 adjustments............................          -        -            -            -              -         6,251          6,251
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances, December 31, 1999............. 17,810,299      178      305,100      (18,343)      (440,649)      (22,940)      (176,654)

Issuance of capital stock to parent for
 capital contributions..................  5,151,429       52          (52)           -              -                            -

Cash contributions from parent..........          -        -       69,382            -              -             -         69,382

Amortization of deferred compensation...          -        -       (2,932)       9,439              -             -          6,507

Elimination of excess basis on related
 party transaction (Note 16)............          -        -      (53,685)           -              -             -        (53,685)

Net loss................................          -        -            -            -       (121,401)            -       (121,401)

Change in cumulative translation
 adjustments............................          -        -            -            -              -       (32,695)       (32,695)
                                         ----------    -----     --------     --------      ---------      --------      ---------
Balances (as restated -- Note 16),
 December 31, 2000...................... 22,961,728    $ 230     $317,813     $ (8,904)     $(562,050)     $(55,635)     $(308,546)
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

                                                 UNITED AUSTRALIA/PACIFIC, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)

                                                                                               For the Years Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2000            1999            1998
                                                                                          ----------      ----------      ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash capital contributions from parent..............................................  $        -      $  17,233       $  12,473
                                                                                          ==========      =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest..................................................................  $   17,582      $  11,977       $   5,323
                                                                                          ==========      =========       =========
Cash received for interest..............................................................  $   17,906      $   2,747       $     144
                                                                                          ==========      =========       =========
DECONSOLIDATION (2000 and 1998)/CONSOLIDATION (1999) OF NEW ZEALAND SUBSIDIARY:
Working capital.........................................................................  $   (7,319)     $  10,162       $   4,159
Property, plant and equipment...........................................................      93,202        (80,656)        (26,484)
(Record) eliminate investment in Saturn.................................................     (62,857)        21,974               -
Goodwill and other assets...............................................................      35,451         (5,737)         (2,805)
Notes payable and other debt............................................................     (58,529)        54,870           3,833
Minority interest.......................................................................           -              -          11,416
                                                                                          ----------      ---------       ---------
Cash (relinquished) received............................................................  $      (52)     $     613       $  (9,881)
                                                                                          ==========      =========       =========
AGREEMENT WITH TVSN:
Working capital.........................................................................  $      521      $       -       $       -
Property, plant and equipment...........................................................      (4,111)             -               -
Goodwill................................................................................     (36,225)             -               -
Notes payable and other debt............................................................      13,239              -               -
Minority interest.......................................................................      18,142              -               -
Gain on sale of assets..................................................................       9,874              -               -
                                                                                          ----------      ---------       ---------
Cash received...........................................................................  $    1,440      $       -       $       -
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
                                                                  ========       ========

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                     As of December 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
                                                               (as restated--
                                                                  Note 16)
                                                                      (In thousands)
     Goodwill...................................................  $105,936       $104,363
     License fees and other intangible assets...................   114,555         10,519
                                                                  --------       --------
                                                                   220,491        114,882
     Accumulated amortization...................................   (19,789)       (23,536)
                                                                  --------       --------
        Net goodwill and other intangible assets................  $200,702       $ 91,346
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
                                                                                       ========        ========        ========

SEGMENT INFORMATION

The Company's segment information is as follows:

                                               For the Year Ended December 31, 2000                 As of December 31, 2000
                                      ----------------------------------------------------   -------------------------------------
                                                             Internet/                         Capital      Long-Lived     Total
                                         Video    Telephone    Data      Other     Total     Expenditures    Assets(1)     Assets
                                       --------   ---------  --------   --------  --------   ------------   -----------   --------
                                                     (In thousands)                                    (In thousands) (as restated--
                                                                                                                         Note 16)
Revenue:
  Australia.........................   $163,094    $   732   $  4,189   $ 4,410   $172,425     $113,786      $124,479     $520,693
  New Zealand(2)....................        844      3,166        878         -      4,888            -             -            -
  Other.............................          -          -          -         -          -            -             -       24,873
                                       --------    -------   --------   -------   --------     --------      --------     --------
    Total...........................   $163,938    $ 3,898   $  5,067   $ 4,410   $177,313     $113,786      $124,479     $545,566
                                       ========    =======   ========   =======   ========     ========      ========     ========
Adjusted EBITDA:(3)
  Australia.........................   $(12,333)   $(3,482)  $(21,255)  $(6,528)  $(43,598)
  New Zealand(2)....................       (253)      (357)       248    (1,344)    (1,706)
  Other.............................          -          -          -    (1,369)    (1,369)
                                       --------    -------   --------   -------   --------
    Total...........................   $(12,586)   $(3,839)  $(21,007)  $(9,241)  $(46,673)
                                       ========    =======   ========   =======   ========


                                               For the Year Ended December 31, 1999                 As of December 31, 1999
                                      ----------------------------------------------------   -------------------------------------
                                                             Internet/                         Capital      Long-Lived     Total
                                         Video    Telephone    Data      Other     Total     Expenditures    Assets(1)     Assets
                                       --------   ---------  --------   --------  --------   ------------   -----------   --------
                                                     (In thousands)                                       (In thousands)
Revenue:
  Australia.........................   $145,602    $     -   $      -   $     -   $145,602     $ 94,513      $123,617     $563,627
  New Zealand(4)....................      1,279      4,107          -       734      6,120       23,306        95,777       76,139
  Other.............................          -          -          -         -           -           -             -       26,825
                                       --------    -------   --------   -------   --------     --------      --------     --------
    Total...........................   $146,881    $ 4,107   $      -   $   734   $151,722     $117,819      $219,394     $666,591
                                       ========    =======   ========  ========   ========     ========      ========     ========
Adjusted EBITDA:(3)
  Australia.........................   $(10,005)   $     -   $      -   $(4,381)  $(14,386)
  New Zealand(4)....................       (918)    (1,160)         -       (47)    (2,125)
  Other.............................          -          -          -    (4,306)    (4,306)
                                       --------    -------   --------   -------   --------
    Total...........................   $(10,923)   $(1,160)  $      -   $(8,734)  $(20,817)
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

16. RESTATEMENT OF DECEMBER 31, 2000 BALANCE SHEET AND OTHER EVENTS OCCURRING SUBSEQUENT TO THE ORIGINAL DATE OF THE AUDITORS' REPORT

RESTATEMENT OF THE ACCOMPANYING DECEMBER 31, 2000 BALANCE SHEET

In November 2000, Asia/Pacific contributed to the Company an 8.3% interest in United Austar, Inc., representing all shares of United Austar that were held directly by Asia/Pacific at that time. The transaction was effected as a purchase of the shares by the Company for cash at their fair value of $65.6 million. However, the cash used for the purchase was provided by a simultaneous cash contribution to the Company from Asia/Pacific. The contribution of the United Austar shares to the Company was originally reflected in the Company's consolidated balance sheet as of December 31, 2000, based on the $65.6 million fair value of the shares. Because the transfer was between companies under common control, the transfer should have been reflected in the Company's consolidated balance sheet at the historical cost basis of the shares to Asia/Pacific, $11.9 million. Consequently, the elimination entry that should have been made has been reflected as an adjustment to the accompanying consolidated balance sheet as of December 31, 2000, to reduce goodwill and additional paid-in capital by $53.7 million from the amounts originally reported by the Company.

RISKS, UNCERTAINTIES AND LIQUIDITY

As required under Australian regulatory rules, Austar United's auditors (Arthur Andersen) have reviewed Austar United's June 30, 2001 mid-year report in accordance with Australian standards. Austar's auditors have included a going concern modification in their report on the June 30, 2001 accounts of Austar
United. Their report states that "there is uncertainty as to whether Austar United and the group will be able to obtain the funding it requires in order to enable it to continue to operate as a going concern and, therefore, whether it will realize it assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial statements."

If Austar is unable to amend or refinance the Austar Bank Facility discussed below, it is likely that certain of the financial covenants required by the facility will not be met as of and for the quarter ended December 31, 2001. If covenant default occurs, the Bank will have the right to declare the debt due and payable in the first quarter of 2002.

A default under the Austar Bank Facility would in turn constitute an event of default under all of the Company's Senior Discount Notes. The potential consequences of an event of default under the Senior Discount Notes are described below. In addition, the Company's Senior Discount Notes accreted to their full face value as of May 15, 2001. Prospectively, interest will be payable semi-annually in cash, with the first payment of $34.5 million due November 15, 2001. The Company does not presently have access to funds sufficient to make this interest payment and cannot use cash resources of Austar United for that purpose. The Company is considering various alternatives to fund the interest payment, including the sale of additional Company securities or refinancing or restructuring its payment obligations under the Senior Discount Notes. Although the Company has historically received financial support from United, under current circumstances the Company cannot be assured that United or any other investor will provide the funds needed.

If the Company does not make the interest payment on November 15, the holders of the Senior Discount Notes will have various remedies. If a failure to pay continues for a period of 30 days or more, the entire unpaid principal of the Senior Discount Notes (which at such time would be $492.9 million) could be declared due and payable. The trustee of the Senior Discount Note Indenture, either independently or at the request of the Senior Discount Note holders could initiate bankruptcy proceedings against the Company, sue to recover the amount of the Senior Discount Notes, or take any other action available to creditors. The Company believes that liquidation of its assets, based on their current market value, would be insufficient to fully pay its obligations under the Senior Discount Notes.

Because of delays in rolling out TelstraSaturn's network in Auckland, TelstraSaturn currently expects that it may not meet a covenant required by its debt facility with respect to the ratio of its debt to the amount of network constructed as of September 30, 2001. TelstraSaturn has received a waiver of its noncompliance with this covenant as of June 30, 2001 and believes that it will continue to obtain waivers in relation to these covenants. TelstraSaturn is planning to seek an amendment to the debt facility to reflect its revised network rollout plans. TelstraSaturn believes this amendment is reasonable and should be obtained. However, the Company cannot be assured such amendment will be obtained. If TelstraSaturn does not obtain this amendment, TelstraSaturn's noncompliance with this covenant could have a material adverse effect on its financial condition and consequently the carrying value of Austar United's investment in TelstraSaturn would also be adversely affected. There is no recourse to the shareholders of TelstraSaturn for repayment of monies drawn under the TelstraSaturn Bank Facility.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company cannot be assured that it will be successful in obtaining all of its anticipated funding needs or avoiding defaults under its existing debt agreements. The Company has suffered recurring losses and projects continuing negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters is discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes Austar United's working capital and projected operating cash flow as of June 30,2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to incur operating losses in the near future primarily as a result of increased programming costs due to the weakness of the Australian dollar to the U.S. dollar, as well as the continued introduction of new services such as telephone and Internet. The Company cannot be assured that Austar United will be able to generate enough growth in its video, telephone and Internet businesses to achieve consolidated operating profitability and positive operating cash flows.

Austar United intends to refinance its A$400.0 million ($204.1 million) Austar Bank Facility by the end of 2001. If Austar United is unable to refinance this facility and default occurs, Austar United will attempt to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount and continue to pay its other liabilities when due. The Company cannot be assured that Austar United will be successful in renegotiating or otherwise refinancing this facility.

TelstraSaturn is planning to seek an amendment to this covenant to reflect its revised network rollout plans. Management of the Company believes this amendment is reasonable and should be obtained, however, the Company cannot be assured such amendment or modification can be obtained. In the event such amendment or modification is not obtained, this could have a material adverse effect on TelstraSaturn and consequently the carrying value of the Company's equity method investment in TelstraSaturn which totaled approximately $38.1 million as of June 30, 2001 (unaudited). There is no recourse to Austar United or the Company for repayment of amounts borrowed under the TelstraSaturn facility.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United Australia/Pacific, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of United Australia/Pacific, Inc. included in this Form 10-K/A No. 1 and have issued our report thereon dated March 30, 2001 (except with respect to the matters discussed in Note 16 to the Company's consolidated financial statements, as to which the date is August 14, 2001). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Our report on the consolidated financial statements includes an explantory paragraph with respect to the Company's ability to continue as a going concern, and is further discussed in Note 16 to the Company's consolidated financial statements.


                               ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001 (except with respect to the matters discussed in Note 16, as to which the date is August 14, 2001).

                                           UNITED AUSTRALIA/PACIFIC, INC.
                                                    PARENT ONLY
                                                    SCHEDULE 1
                                    Condensed Financial Information of the Registrant
                                 (Stated in thousands, except share and per share amounts)



                                                                                                             As of December 31,
                                                                                                      ------------------------------
                                                                                                           2000             1999
                                                                                                      -------------    -------------
                                                                                                      (as restated)
ASSETS
Current assets:
  Cash and cash equivalents........................................................................     $    655         $    298
  Short-term liquid investments....................................................................          201              497
  Related party receivables and costs to be reimbursed.............................................          327              327
  Other current assets.............................................................................            1               10
                                                                                                        --------         --------
     Total current assets..........................................................................        1,184            1,132
Investments in and advances to affiliated companies, accounted for under the
  equity method, net...............................................................................      152,097          223,675
Deferred financing costs, net of accumulated amortization of $2,775 and $1,927,
  respectively.....................................................................................        7,606            8,461
                                                                                                        --------         --------
     Total assets..................................................................................     $160,887         $233,268
                                                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Related party payables...........................................................................     $  2,972         $  1,977
  Accounts payable.................................................................................          220                -
                                                                                                        --------         --------
     Total current liabilities.....................................................................        3,192            1,977
Senior discount notes..............................................................................      466,241          407,945
                                                                                                        --------         --------
     Total liabilities.............................................................................      469,433          409,922

Stockholders' deficit:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and
    outstanding....................................................................................           -                -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 22,961,728 and
    17,810,299 shares issued and outstanding, respectively.........................................          230              178
  Additional paid-in capital.......................................................................      317,813          305,100
  Deferred compensation............................................................................       (8,904)         (18,343)
  Accumulated deficit..............................................................................     (562,050)        (440,649)
  Other cumulative comprehensive loss..............................................................      (55,635)         (22,940)
                                                                                                        --------         --------
     Total stockholders' deficit...................................................................     (308,546)        (176,654)
                                                                                                        --------         --------
     Total liabilities and stockholders' deficit...................................................     $160,887         $233,268
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
