Form 10-Q/A
period 2001-03-31
UNITED AUSTRALIA PACIFIC INC
filed 2001-08-14
CIK 1015611

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



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000.............     2

     Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
         for the Three Months Ended March 31, 2001 and 2000 (Unaudited).......................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended March 31, 2001
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
         2000 (Unaudited)....................................................................................      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........................................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................     18


                                               PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K....................................................................     20


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except par value and number of shares)
                                                         (Unaudited)
                                                                                                                 As of
                                                                                                       -----------------------------
                                                                                                          March 31,   December 31,
                                                                                                            2001           2000
                                                                                                       -------------- --------------
                                                                                                       (as restated-- (as restated--
                                                                                                           Note 2)        Note2)
ASSETS
Current assets
  Cash and cash equivalents...........................................................................   $  5,769        $  5,617
  Short-term liquid investments.......................................................................     55,019         101,477
  Subscriber receivables, net of allowance for doubtful accounts of $1,175 and $1,039, respectively...      7,027           8,969
  Related party receivables...........................................................................      2,464           3,095
  Other receivables...................................................................................      1,535           2,255
  Inventory...........................................................................................      8,931          12,151
  Prepaids and other current assets...................................................................      9,210          10,697
                                                                                                         --------        --------
      Total current assets............................................................................     89,955         144,261
Investments in affiliates, accounted for under the equity method, net.................................     60,015          64,991
Property, plant and equipment, net of accumulated depreciation of $276,753 and $294,935,
 respectively.........................................................................................     95,145         124,479
Goodwill and other intangible assets, net of accumulated amortization of $21,016 and $19,789,
 respectively.........................................................................................    173,151         200,702
Deferred financing costs, net of accumulated amortization of $7,057 and $6,826, respectively..........      9,658          10,846
Other non-current assets, net.........................................................................         17             287
                                                                                                         --------        --------
      Total assets....................................................................................   $427,941        $545,566
                                                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable....................................................................................   $  1,564        $  5,554
  Accrued liabilities.................................................................................     52,216          58,088
  Current portion of due to parent....................................................................     17,970          18,583
  Current portion of other long-term debt.............................................................      1,127           1,366
                                                                                                         --------        --------
      Total current liabilities.......................................................................     72,877          83,591
Due to parent.........................................................................................      7,008           8,068
Senior discount notes.................................................................................    482,472         466,241
Other long-term debt..................................................................................    196,884         226,894
Deferred taxes........................................................................................          -              67
Other long-term liabilities...........................................................................        525             444
                                                                                                         --------        --------
      Total liabilities...............................................................................    759,766         785,305
                                                                                                          --------        --------
Minority interests in subsidiaries....................................................................      46,274          68,807
                                                                                                          --------        --------
Stockholders' deficit
  Preferred stock, $0 01 par value, 1,000,000 shares authorized, none issued and outstanding..........           -               -
  Common stock, $0 01 par value, 30,000,000 shares authorized, 28,460,926 and 22,961,728
   shares issued and outstanding, respectively........................................................         285             230
  Additional paid-in capital..........................................................................     317,311         317,813
  Deferred compensation...............................................................................      (6,644)         (8,904)
  Accumulated deficit.................................................................................    (618,686)       (562,050)
  Other cumulative comprehensive loss.................................................................     (70,365)        (55,635)
                                                                                                          --------        --------
      Total stockholders' deficit.....................................................................    (378,099)       (308,546)
                                                                                                          --------        --------
      Total liabilities and stockholders' deficit.....................................................    $427,941        $545,566
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


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                           (In thousands, except number of shares)
                                                         (Unaudited)

                                                                                                            Other
                                             Common Stock       Additional                                Cumulative
                                         --------------------    Paid-In      Deferred     Accumulated   Comprehensive
                                           Shares      Amount    Capital    Compensation     Deficit        Loss(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------

Balances, December 31, 2000
 (as restated -- Note 2)................ 22,961,728    $230      $317,813     $(8,904)      $(562,050)     $(55,635)     $(308,546)

Issuance of capital stock to
 parent for capital contributions.......  5,499,198      55          (55)           -               -             -              -

Cash contributions from parent..........          -       -          295            -               -             -            295

Equity transactions of subsidiary.......          -       -         (194)         194               -             -              -

Amortization of deferred compensation...          -       -         (548)       2,066               -             -          1,518

Net loss................................          -       -            -            -         (56,636)            -        (56,636)

Cumulative effect of change in
 accounting principle...................          -       -            -            -               -           527            527

Change in cumulative translation
 adjustments............................          -       -            -            -               -       (15,257)       (15,257)
                                         ----------    ----      ---------    -------       ---------      --------      ---------
Balances, March 31, 2001 (as restated--
 Note 2)................................ 28,460,926    $285      $317,311     $(6,644)      $(618,686)     $(70,365)     $(378,099)
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


RESTATEMENT

In November 2000, Asia/Pacific contributed to the Company an 8.3% interest in United Austar, Inc., representing all shares of United Austar that were held directly by Asia/Pacific at that time. The transaction was effected as a purchase of the shares by the Company for cash at their fair value of $65.6 million. However, the cash used for the purchase was provided by a simultaneous cash contribution to the Company from Asia/Pacific. The contribution of the United Austar shares to the Company was originally reflected in the Company's consolidated balance sheets as of December 31, 2000 and March 31, 2001, based on the $65.6 million fair value of the shares. Because the transfer was between companies under common control, the transfer should have been reflected in the Company's consolidated balance sheet at the historical cost basis of the shares to Asia/Pacific, $11.9 million. Consequently, the elimination entry that should have been made has been reflected as an adjustment to the consolidated balance sheets as of March 31, 2001 and December 31, 2000 to reduce goodwill and additional paid-in capital by $53.7 million from the amounts originally reported by the Company.

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
                                                                                   ========           ========

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                              As of
                                                                                -----------------------------------
                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                ---------------      --------------
                                                                                (as restated--       (as restated--
                                                                                    Note 2)              Note 2)
                                                                                          (In thousands)

    Goodwill............................................................           $ 94,395             $105,936
    License fees and other intangible assets............................             99,772              114,555
                                                                                   --------             --------
                                                                                    194,167              220,491
      Accumulated amortization .........................................            (21,016)             (19,789)
                                                                                   --------             --------
      Net goodwill and other intangible assets..........................           $173,151             $200,702
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
                                                                                   =======             =======

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  SEGMENT INFORMATION

                                                                                                                 As of
                                                                                                       ---------------------------
                                                                                                          March 31,   December 31,
                                           For the Three Months Ended March 31, 2001                        2001          2000
                         ----------------------------------------------------------------------------- -------------- -------------
                                                                                                           Total          Total
                           Video       Voice       Internet      Content        Other        Total         Assets         Assets
                         ----------  ----------  ------------  ------------  -----------  ------------ -------------- --------------
                                                       (In thousands)                                  (as restated-- (as restated--
                                                                                                           Note 2)        Note 2)
Revenue:
  Australia.............  $38,479      $  873       $ 3,033       $ 2,590       $   107      $ 45,082      $403,424      $520,693
  Corporate and other...        -           -             -             -             -             -        24,517        24,873
                          -------      ------       -------       -------       -------      --------      --------      --------
    Total...............  $38,479      $  873       $ 3,033       $ 2,590       $   107      $ 45,082      $427,941      $545,566
                          =======      ======       =======       =======       =======      ========      ========      ========

Adjusted EBITDA: (1)
  Australia.............  $(3,369)     $ (742)       (5,465)      $(1,536)      $  (970)     $(12,082)
  Corporate and other...        -           -             -             -          (316)         (316)
                          -------      ------       -------       --------      -------      --------
    Total...............  $(3,369)     $ (742)      $(5,465)      $(1,536)      $(1,286)     $(12,398)
                          =======      ======       ========      =======       =======      ========

                                           For the Three Months Ended March 31, 2000
                         -----------------------------------------------------------------------------
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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Form of employment agreement between United, Austar United and employee. (1)

     10.2  Underwriting agreement between  United  Austar  Inc.,   Austar United
           Communications Limited and United Australia Holdings, Inc. (1)


     -------------------

     (1)  Previously filed.


(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



United Australia/Pacific, Inc.



Date:      August 14, 2001
           ---------------

By:        /s/ Valerie L. Cover
           -----------------------------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Accounting Officer)