Form 10-Q
period 2001-06-30
UNITED AUSTRALIA PACIFIC INC
filed 2001-08-14
CIK 1015611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------
                          Commission File No. 333-05017

                         United Australia/Pacific, Inc.
             (Exact name of Registrant as specified in its charter)

       State of Colorado                                         84-1341958
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     4643 South Ulster Street, #1300
            Denver, Colorado                                      80237
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


The Company has no publicly-traded shares of capital stock. As of August 7, 2001 the Company had 28,460,926 shares of common stock outstanding.

                                        UNITED AUSTRALIA/PACIFIC, INC.
                                               TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------

                                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000..............     2

     Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
         Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)........................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Six Months Ended June 30, 2001
         (Unaudited)..........................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
         (Unaudited).........................................................................................      5

     Notes to Condensed Consolidated Financial Statements as of June 30, 2001 (Unaudited)....................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................     20




                                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K....................................................................     21


                                          UNITED AUSTRALIA/PACIFIC, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands, except par value and number of shares)
                                                  (Unaudited)

                                                                                                            June 30,    December 31,
                                                                                                              2001         2000
                                                                                                            ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents...............................................................................  $  4,202      $  5,617
  Short-term liquid investments...........................................................................   125,920       101,477
  Subscriber receivables, net of allowance for doubtful accounts of $1,824 and $1,039, respectively.......     8,728         8,969
  Related party receivables...............................................................................     2,770         3,095
  Other receivables.......................................................................................     2,159         2,255
  Inventory...............................................................................................     4,654        12,151
  Prepaids and other current assets.......................................................................     3,739        10,697
                                                                                                            --------      --------
      Total current assets................................................................................   152,172       144,261
Investments in affiliates, accounted for under the equity method, net.....................................    61,480        64,991
Property, plant and equipment, net of accumulated depreciation of $312,437 and $294,935, respectively.....    96,732       124,479
Goodwill and other intangible assets, net of accumulated amortization of $24,877 and $19,789,
  respectively............................................................................................   174,032       200,702
Deferred financing costs, net of accumulated amortization of $8,065 and $6,826, respectively..............     8,990        10,846
Other non-current assets, net.............................................................................       475           287
                                                                                                            --------      --------
      Total assets........................................................................................  $493,881      $545,566
                                                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
  Accounts payable........................................................................................  $  1,229      $  5,554
  Accrued liabilities.....................................................................................    60,136        58,088
  Current portion of due to parent........................................................................    21,231        18,583
  Current portion of other long-term debt.................................................................     1,538         1,366
                                                                                                            --------      --------
      Total current liabilities...........................................................................    84,134        83,591
Due to parent.............................................................................................     7,370         8,068
Senior discount notes.....................................................................................   490,643       466,241
Other long-term debt......................................................................................   207,753       226,894
Other long-term liabilities...............................................................................       511           511
                                                                                                            --------      --------
      Total liabilities...................................................................................   790,411       785,305
                                                                                                            --------      --------

Minority interests in subsidiaries........................................................................    98,951        68,807
                                                                                                            --------      --------

Stockholders' deficit
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding..............         -             -
  Common stock, $0.01 par value, 30,000,000 shares authorized, 28,460,926 and 22,961,728 shares
    issued and outstanding, respectively..................................................................       285           230
Additional paid-in capital................................................................................   346,312       317,813
Deferred compensation.....................................................................................    (4,374)       (8,904)
Accumulated deficit.......................................................................................  (669,459)     (562,050)
Other cumulative comprehensive income (loss)..............................................................   (68,245)      (55,635)
                                                                                                            --------      --------
      Total stockholders' deficit.........................................................................  (395,481)     (308,546)
                                                                                                            --------      --------
      Total liabilities and stockholders' deficit.........................................................  $493,881      $545,566
                                                                                                            ========      ========

               The accompanying notes  are an integral part of these condensed consolidated financial statements.

                                                UNITED AUSTRALIA/PACIFIC, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (In thousands, except per share amounts and  number of shares)
                                                        (Unaudited)

                                                                            Three Months Ended                Six Months Ended
                                                                                 June 30,                          June 30,
                                                                       ---------------------------        --------------------------
                                                                           2001           2000               2001           2000
                                                                       -----------     -----------        -----------    -----------
Revenue.............................................................   $   43,518      $   42,851         $   88,600     $   89,195

Operating expense...................................................      (42,148)        (42,578)           (89,654)       (82,687)
Selling, general and administrative expense, including
 management fees from related party of $877, $869,
 $1,732 and $1,705, respectively....................................      (16,532)        (12,674)           (28,572)       (25,677)
Depreciation and amortization.......................................      (29,401)        (24,770)           (60,074)       (54,797)
                                                                       ----------      ----------         ----------     ----------
       Operating loss...............................................      (44,563)        (37,171)           (89,700)       (73,966)

Gain on issuance of common equity securities by subsidiary..........            -               -                  -         61,172
Interest income.....................................................        1,420           5,100              2,730          8,248
Interest expense....................................................      (21,149)        (19,670)           (44,208)       (38,969)
Foreign currency exchange gain (loss), net..........................        2,082              71               (435)          (195)
(Loss) gain on sale of investment in affiliate......................         (961)         (1,790)             1,764         (1,790)
Other expense, net..................................................         (382)           (459)              (382)          (375)
                                                                       ----------      ----------         ----------     ----------
       Loss before income taxes and other items.....................      (63,553)        (53,919)          (130,231)       (45,875)

Income tax (expense) benefit........................................           (2)            816                 (2)           741
Minority interests in subsidiaries..................................       20,789          14,154             36,463         26,213
Share in results of affiliates, net.................................       (8,007)         (4,424)           (13,639)        (5,005)
                                                                       ----------      ----------         ----------     ----------
       Net loss.....................................................   $  (50,773)     $  (43,373)        $ (107,409)    $  (23,926)
                                                                       ==========      ==========         ==========     ==========

Foreign currency translation adjustments............................   $    2,222      $   (4,500)        $  (13,035)    $  (19,740)
Cumulative effect of change in accounting principle.................            -               -                523              -
Amortization of cumulative effect of change in
 accounting principle...............................................          (98)              -                (98)             -
                                                                       ----------      ----------         ----------     ----------
       Comprehensive income (loss)..................................   $  (48,649)     $  (47,873)        $ (120,019)    $  (43,666)
                                                                       ==========      ==========         ==========     ==========

Net loss per common share:
       Basic net loss...............................................   $    (1.78)     $    (2.44)        $    (3.78)    $    (1.34)
                                                                       ==========      ==========         ==========     ==========
       Diluted net loss.............................................   $    (1.78)     $    (2.44)        $    (3.78)    $    (1.34)
                                                                       ==========      ==========         ==========     ==========

Weighted-average number of common shares outstanding:
       Basic........................................................   28,460,926      17,810,299         28,430,544     17,810,299
                                                                       ==========      ==========         ==========     ==========
       Diluted......................................................   28,460,926      17,810,299         28,430,544     17,810,299
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

                                                        3


                                               UNITED AUSTRALIA/PACIFIC, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                           (In thousands, except number of shares)
                                                         (Unaudited)

                                                                                                            Other
                                                                                                          Cumulative
                                             Common Stock       Additional                               Comprehensive
                                         --------------------    Paid-In      Deferred     Accumulated      Income
                                           Shares      Amount    Capital    Compensation     Deficit      (Loss)(1)        Total
                                         ----------  --------   ----------  ------------   -----------   -------------   ---------

Balances, December 31, 2000............. 22,961,728    $230      $317,813     $(8,904)      $(562,050)     $(55,635)     $(308,546)

Issuance of capital stock to
 parent for capital contributions.......  5,499,198      55          (55)           -               -             -              -

Cash contributions from parent..........          -       -          406            -               -             -            406

Equity transactions of subsidiary.......          -       -       29,538          194               -             -         29,732

Amortization of deferred compensation...          -       -       (1,390)       4,336               -             -          2,946

Net loss................................          -       -            -            -        (107,409)            -       (107,409)

Cumulative effect of change in
 accounting principle...................          -       -            -            -               -           523            523

Amortization of cumulative effect of
 change in accounting principle.........          -       -            -            -               -           (98)           (98)

Change in cumulative translation
 adjustments............................          -       -            -            -               -       (13,035)       (13,035)
                                         ----------    ----      ---------    -------       ---------      --------      ---------
Balances, June 30, 2001................. 28,460,926    $285      $346,312     $(4,374)      $(669,459)     $(68,245)     $(395,481)
                                         ==========    ====      =========    =======       =========      ========      =========



(1)  As of December 31, 2000 and June 30, 2001, Other  Cumulative  Comprehensive
     Income (Loss) represents foreign currency translation adjustments of $(55,635) and $(68,670) and the cumulative effect of change in accounting principle of nil and $425, respectively.


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



                                             UNITED AUSTRALIA/PACIFIC, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                      ---------------------------
                                                                                                         2001            2000
                                                                                                      ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................................................................      $(107,409)      $  (23,926)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiary....................................              -          (61,172)
  Share in results of affiliates, net...........................................................         13,639            5,005
  Minority interests in subsidiaries............................................................        (36,463)         (26,213)
  Depreciation and amortization.................................................................         60,074           54,797
  Stock-based compensation expense..............................................................          3,194            4,718
  (Gain) loss on sale of investment in affiliate................................................         (1,764)           1,790
  Accretion of interest on senior notes and amortization of deferred financing costs............         26,014           30,291
  Increase in receivables, net..................................................................           (897)          (4,228)
  Increase in other assets......................................................................           (254)          (4,712)
  Increase (decrease) in accounts payable, accrued liabilities and other........................         11,122             (500)
                                                                                                      ---------       ----------
      Net cash flows from operating activities..................................................        (32,744)         (24,150)
                                                                                                      ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments.......................................................       (393,505)      (1,043,474)
Proceeds from sale of short-term liquid investments.............................................        359,620          987,258
Investments in affiliates and other investments.................................................        (20,454)          (4,862)
Spectrum license fees and other acquisitions....................................................         (1,429)          (3,684)
Distribution received from affiliated company...................................................          5,223            3,197
Capital expenditures............................................................................        (25,437)         (53,942)
Other...........................................................................................          3,598           (4,670)
                                                                                                      ---------       ----------
      Net cash flows from investing activities..................................................        (72,384)        (120,177)
                                                                                                      ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed from parent....................................................................            406               69
Proceeds from issuance of common equity securities by subsidiary, net of offering costs.........        105,664          102,403
Proceeds from borrowings on the New Austar Bank Facility........................................              -           38,848
Deferred financing costs and other..............................................................           (930)             695
                                                                                                      ---------       ----------
      Net cash flows from financing activities..................................................        105,140          142,015
                                                                                                      ---------       ----------

EFFECT OF EXCHANGE RATES ON CASH................................................................         (1,427)            (517)
                                                                                                      ---------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................................         (1,415)          (2,829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................          5,617            6,028
                                                                                                      ---------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................      $   4,202       $    3,199
                                                                                                      =========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest..........................................................................      $  10,724       $    7,733
                                                                                                      =========       ==========
Cash received for interest......................................................................      $   2,537       $   10,323
                                                                                                      =========       ==========

DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY
Working capital.................................................................................      $       -       $   (7,319)
Property, plant and equipment...................................................................              -           93,202
Recording of investment in Saturn...............................................................              -          (62,857)
Goodwill and other assets.......................................................................              -           35,451
Notes payable and other debt....................................................................              -          (58,529)
                                                                                                      ---------       ----------
      Total cash relinquished...................................................................      $       -       $      (52)
                                                                                                      =========       ==========


               The accompanying notes  are an integral part of these condensed consolidated financial statements.

                                                        5

                         UNITED AUSTRALIA/PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                                   (Unaudited)



1.   ORGANIZATION AND NATURE OF OPERATIONS

United Australia/Pacific, Inc. (the "Company" or "UAP") is a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("Asia/Pacific"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"). UAP provides video, telephone and Internet access services, which the Company refers to as "Distribution", in Australia and New Zealand and related content and other media services in Australia. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of June 30, 2001.

          ***********************************************************
          *                                                         *
          *                         United                          *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *      United International Properties, Inc. ("UIPI")     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                     Asia/Pacific(1)                     *
          *                                                         *
          ***********************************************************
                                       *
                              100%     *
          ***********************************************************
          *                                                         *
          *                           UAP                           *
          *                                                         *
          ***********************************************************
                                       *
                              63.2%    *
          ***********************************************************
          *                                                         *
          *                    United Austar, Inc.                  *
          *                                                         *
          ***********************************************************
                                       *
                              80.7%    *
          ***********************************************************
          *          Austar United Communications Limited           *
          *                    ("Austar United")                    *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *Distribution                                             *
          *------------                                             *
          * Australia:                                              *
          *  Austar                                          100.0% *
          *  Austar United Broadband                         100.0% *
          * New Zealand:                                            *
          *  TelstraSaturn                                    50.0% *
          *                                                         *
          *Content                                                  *
          *-------                                                  *
          * Australia:                                              *
          *  XYZ Entertainment                                50.0% *
          *  TVSN                                             51.0%*
          ***********************************************************


(1) Asia/Pacific also holds a direct ownership interest in United Austar, Inc. and Austar United of 36.8% and 0.6%, respectively.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The Company discontinued consolidating the results of its New Zealand subsidiary, Saturn, effective April 1, 2000, due to the formation of TelstraSaturn, a 50/50 joint venture, which is accounted for under the equity method.

RISKS, UNCERTAINTIES AND LIQUIDITY

Because of delays in rolling out TelstraSaturn's network in Auckland, TelstraSaturn currently expects that it may not meet a covenant required by its debt facility with respect to the ratio of its debt to the amount of network constructed as of September 30, 2001. TelstraSaturn has received a waiver of its noncompliance with this covenant as of June 30, 2001 and believes that it will continue to obtain waivers in relation to these covenants. TelstraSaturn is planning to seek an amendment to the debt facility to reflect its revised network rollout plans. TelstraSaturn believes this amendment is reasonable and should be obtained. However, the Company cannot be assured such amendment will be obtained. If TelstraSaturn does not obtain this amendment, TelstraSaturn's noncompliance with this covenant could have a material adverse effect on its financial condition, and consequently the carrying value of Austar United's investment in TelstraSaturn ($38.1 million as of June 30, 2001) would also be adversely affected. There is no recourse to the shareholders of TelstraSaturn for repayment of monies drawn under the TelstraSaturn Bank Facility.

Management believes Austar United's working capital and projected operating cash flow as of June 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to continue to incur operating losses in the near future primarily as a result of increased programming costs due to the weakness of the Australian dollar to the U.S. dollar, as well as the continued introduction of new services such as telephone and Internet. The Company cannot be assured that Austar United will be able to generate enough growth in its video, telephone and Internet businesses to achieve consolidated operating profitability and positive operating cash flows.

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Austar United intends to refinance its A$400.0 ($204.1) million Austar Bank Facility by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001, resulting in the debt becoming due and payable in the first quarter of 2002. If the debt becomes due and payable, Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount and continue to pay its other liabilities when due. The Company cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration will also constitute an event of default under UAP's Senior Discount Notes, and the holders of the UAP Notes will have the remedies discussed below.

The Company's Senior Discount Notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. The Company does not have enough cash to make this interest payment and is considering various alternatives, including securing additional investments to fund the payment or refinancing of the Notes. Although the Company has historically received financial support from United, under current circumstances the Company cannot be assured that United or any other investor will provide the funds needed.

If the Company does not make the interest payment on November 15, 2001, the holders of the Notes will have various remedies. If a failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the Notes, on its own initiative or at the request of the holders of the Notes, can declare the entire unpaid principal of the Notes to be due and payable (which at such time would be approximately $492.9 million). Based upon the current market value of the Company's assets, their liquidation would be insufficient to pay the principal and premium on the Notes. The trustee, either independently or at the request of the Note holders, could initiate bankruptcy proceedings against the Company, sue to recover the amount of the Notes or take any other action available to creditors.

As required under Australian regulatory rules, Austar United's auditors (Arthur Andersen) have reviewed Austar United's June 30, 2001 mid-year report in accordance with Australian standards. Austar's auditors have included a going concern modification in their report on the June 30, 2001 accounts of Austar
United. Their report states that "there is uncertainty as to whether Austar United and the group will be able to obtain the funding it requires in order to enable it to continue to operate as a going concern and, therefore, whether it will realize its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial statements."

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

NEW ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", that is, feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor Accounting Principles Board Opinion No. 16, although in some instances previously recognized intangibles will be subsumed into goodwill.

Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for Investments in Common Stock. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. We have not yet determined the impact that this adoption would have on intangible assets or whether a cumulative effect adjustment would be required.

3.   INVESTMENTS IN AFFILIATES

                                                                     June 30, 2001
                                    ------------------------------------------------------------------------------
                                                      Cumulative        Cumulative        Cumulative
                                                      Dividends      Share in Results    Translation
                                    Contributions      Received        of Affiliates     Adjustments      Total
                                    -------------     ----------     ----------------    ------------   ----------
                                                                     (In thousands)
     TelstraSaturn.................    $ 87,020       $      -          $(41,196)          $ (7,747)     $38,077
     XYZ Entertainment.............      44,306        (10,687)           (7,547)            (3,598)      22,474
     Other.........................       2,923              -            (1,528)              (466)         929
                                       --------       --------          --------           --------      -------
          Total....................    $134,249       $(10,687)         $(50,271)          $(11,811)     $61,480
                                       ========       ========          ========           ========      =======


                                                                    December 31, 2000
                                    ------------------------------------------------------------------------------
                                                      Cumulative        Cumulative        Cumulative
                                                      Dividends      Share in Results    Translation
                                    Contributions      Received        of Affiliates     Adjustments      Total
                                    -------------     ----------     ----------------    ------------   ----------
                                                                     (In thousands)

     TelstraSaturn.................    $ 66,629       $      -          $(24,503)          $ (5,007)     $37,119
     XYZ Entertainment.............      44,306         (5,464)          (11,515)            (1,387)      25,940
     Other.........................       2,860              -              (614)              (314)       1,932
                                       --------       ---------         --------           --------      -------
          Total....................    $113,795       $ (5,464)         $(36,632)          $ (6,708)     $64,991
                                       ========       =========         =========          ========      =======

4.   PROPERTY, PLANT AND EQUIPMENT

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Subscriber premises equipment and converters..............................     $306,889           $309,200
    MMDS distribution facilities..............................................       54,195             58,035
    Cable distribution networks...............................................        2,458              2,629
    Office equipment, furniture and fixtures..................................       22,818             18,748
    Buildings and leasehold improvements......................................        3,562              5,670
    Other.....................................................................       19,247             25,132
                                                                                   --------           --------
                                                                                    409,169            419,414
       Accumulated depreciation...............................................     (312,437)          (294,935)
                                                                                   --------           --------
       Net property, plant and equipment......................................     $ 96,732           $124,479
                                                                                   ========           ========

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Goodwill..................................................................     $ 93,226           $105,936
    License fees and other intangible assets..................................      105,683            114,555
                                                                                   --------           --------
                                                                                    198,909            220,491
       Accumulated amortization...............................................      (24,877)           (19,789)
                                                                                   --------           --------
       Net goodwill and other intangible assets...............................     $174,032           $200,702
                                                                                   ========           ========

6.   SENIOR DISCOUNT NOTES

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    May 1996 Notes............................................................     $443,639           $421,372
    September 1997 Notes......................................................       47,004             44,869
                                                                                   --------           --------
       Total senior discount notes............................................     $490,643           $466,241
                                                                                   ========           ========

7.   OTHER LONG-TERM DEBT

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Austar Bank Facility (Note 2).............................................     $204,144           $223,501
    Capitalized leases and other..............................................        5,147              4,759
                                                                                   --------           --------
                                                                                    209,291            228,260
      Less current portion....................................................       (1,538)            (1,366)
                                                                                   --------           --------
      Total other long-term debt..............................................     $207,753           $226,894
                                                                                   ========           ========

8.   STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in-capital and deferred compensation as a result of these equity transactions:

                                                                                    Six Months
                                                                                      Ended
                                                                                   June 30, 2001
                                                                                   -------------
                                                                                   (In thousands)
    Issuance of shares by United Austar, Inc  to Asia/Pacific.................       $29,732
    Variable plan accounting for stock options................................          (194)
    Deferred compensation expense.............................................           194
    Amortization of deferred compensation.....................................         4,336
    Amortization of deferred compensation (minority interest).................        (1,390)
                                                                                     -------
         Total................................................................       $32,678
                                                                                     =======

In May 2001,  Austar United  successfully  completed a rights  offering  selling
214.2 million shares and raising gross and net proceeds at A$0.95 ($0.49) per share of A$203.5 ($106.3) million and A$202.3 ($105.7) million, respectively. United Austar, Inc. accepted its full entitlement under the pro rata rights offer and accepted the shortfall subscriptions by other rights holders for a total share acquisition of 212.0 million shares, increasing its ownership in

                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Austar United from 72.8% to 80.7%. Concurrent with the rights offering, Asia/Pacific acquired a 36.8% direct interest in United Austar, Inc. in exchange for $105.2 million in cash. Based on the carrying value of the Company's investment in United Austar, Inc. at the time of this transaction, the Company recognized a SAB 51 gain of $29.7 million, which was recorded in equity.

9.   RELATED PARTY TRANSACTIONS

The Company and Asia/Pacific are parties to a 20-year management services agreement (the "Management Agreement"), pursuant to which Asia/Pacific performs certain administrative, accounting, financial reporting and other services for the Company in exchange for a fee of approximately $1.0 million per year. In addition, the Company reimburses Asia/Pacific or United for any out-of-pocket expenses including travel, lodging and entertainment expenses incurred on behalf of the Company. For the three and six months ended June 30, 2001 and 2000, the Company recorded $0.3, $0.5, $0.3 and $0.5 million, respectively, under this agreement.

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

Included in the amount due to parent is the following:

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Management fee payable to Asia/Pacific....................................     $ 3,496            $ 2,972
    Austar United technical assistance agreement obligations to United........       5,679              5,950
    Austar United management fees payable to United...........................       4,800              3,600
    Austar deferred management fees payable to Asia/Pacific...................       7,370              8,068
    Austar technical assistance agreement obligations and other payables to
      Asia/Pacific and United.................................................       7,256              6,061
                                                                                   -------            -------
                                                                                    28,601             26,651
           Less current portion ..............................................     (21,231)           (18,583)
                                                                                   -------            -------
           Total due to parent ...............................................     $ 7,370            $ 8,068
                                                                                   =======            =======


                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. SEGMENT INFORMATION

The Company provides video, voice and Internet access services in Australia and New Zealand, and related content and other media services in Australia.

The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and Adjusted EBITDA. Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting for the Austar United stock option plan and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

A summary of segment information by geographic area is as follows:

                                         June 30,          December 31,
                                           2001                2000
                                      ---------------      -------------
                                                (In thousands)
    Total Assets:
       Australia...................      $475,019             $520,693
       Corporate and other.........        18,862               24,873
                                         --------             --------
         Total.....................      $493,881             $545,566
                                         ========             ========

                                                           Three Months Ended June 30, 2001
                                      -----------------------------------------------------------------------------

                                        Video        Voice        Internet      Content        Other        Total
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                     (In thousands)
    Revenue:
      Australia....................    $37,469       $ 751        $ 2,593      $ 2,636       $    69      $ 43,518
      Corporate and other..........          -           -              -            -             -             -
                                       -------       -----        -------      -------       -------      --------
         Total.....................    $37,469       $ 751        $ 2,593      $ 2,636       $    69      $ 43,518
                                       =======       =====        =======      =======       =======      ========

    Adjusted EBITDA:
      Australia....................    $(4,648)      $(223)       $(5,530)     $(2,438)      $  (821)     $(13,660)
      Corporate and other..........          -           -              -            -          (374)         (374)
                                       -------       -----        -------      -------       -------      --------
         Total......................   $(4,648)      $(223)       $(5,530)     $(2,438)      $(1,195)     $(14,034)
                                       =======       =====        =======      =======       =======      ========


                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                           Three Months Ended June 30, 2000
                                      -----------------------------------------------------------------------------

                                        Video        Voice        Internet      Content        Other        Total
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                     (In thousands)
    Revenue:
      Australia....................    $41,688       $    -       $    421      $     -      $   742      $ 42,851
      New Zealand..................          -            -              -            -            -             -
      Corporate and other..........          -            -              -            -            -             -
                                       -------       ------       --------      -------      -------      --------
         Total.....................    $41,688       $    -       $    421      $     -      $   742      $ 42,851
                                       =======       ======      ==========     =======      =======      ========

    Adjusted EBITDA:
      Australia....................    $(1,635)      $  (89)      $ (5,143)     $     -      $(2,976)     $ (9,843)
      New Zealand..................          -            -              -            -            -             -
      Corporate and other..........          -            -              -            -         (299)         (299)
                                       -------       ------       --------      -------      -------      ---------
         Total.....................    $(1,635)      $  (89)      $ (5,143)     $     -      $(3,275)     $(10,142)
                                       =======       ======       ========      =======      =======      =========

                                                           Six Months Ended June 30, 2001
                                      -----------------------------------------------------------------------------

                                        Video        Voice        Internet      Content        Other        Total
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                     (In thousands)
    Revenue:
      Australia....................    $75,948       $1,624       $  5,626      $ 5,226      $   176      $ 88,600
      Corporate and other..........          -            -              -            -            -             -
                                       -------       ------       --------      -------      -------     ---------
         Total.....................    $75,948       $1,624       $  5,626      $ 5,226      $   176      $ 88,600
                                       =======       ======       ========      =======      =======      ========

    Adjusted EBITDA:
      Australia....................    $(8,017)      $ (965)      $(10,995)     $(3,974)     $(1,791)     $(25,742)
      Corporate and other..........          -            -              -            -         (690)         (690)
                                       -------       ------       --------      -------      -------      --------
         Total.....................    $(8,017)      $ (965)      $(10,995)     $(3,974)     $(2,481)     $(26,432)
                                       =======       ======       ========      =======      =======      ========

                                                             Six Months Ended June 30, 2000
                                      -----------------------------------------------------------------------------

                                        Video        Voice        Internet      Content        Other        Total
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                     (In thousands)
    Revenue:
      Australia...................     $82,537       $    -       $    429      $     -      $ 1,341      $ 84,307
      New Zealand.................         844        3,166            878            -            -         4,888
      Corporate and other.........           -            -              -            -            -             -
                                       -------       ------       --------      -------      -------      --------
         Total....................     $83,381       $3,166       $  1,307      $     -      $ 1,341      $ 89,195
                                       =======       ======       ========      =======      =======      ========

    Adjusted EBITDA:
      Australia...................     $  (443)      $ (126)      $ (6,864)     $     -      $(4,753)     $(12,186)
      New Zealand.................        (253)        (357)           248            -       (1,344)       (1,706)
      Corporate and other.........           -            -              -            -         (559)         (559)
                                       -------       ------       --------      -------      -------      --------
         Total....................     $  (696)      $ (483)      $ (6,616)     $     -      $(6,656)     $(14,451)
                                       =======       ======       ========      =======      =======      ========


                         UNITED AUSTRALIA/PACIFIC, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The  Company's   consolidated   Adjusted  EBITDA  reconciles  to  the  condensed
consolidated statements of operations and comprehensive income(loss) as follows:

                                                                        Three Months Ended             Six Months Ended
                                                                            June 30,                        June 30,
                                                                    ------------------------       ------------------------
                                                                       2001          2000             2001          2000
                                                                    ----------    ----------       ----------    ----------
                                                                         (In thousands)                 (In thousands)
     Operating loss..........................................        $(44,563)     $(37,171)        $(89,700)      $(73,966)
     Depreciation and amortization...........................          29,401        24,770           60,074         54,797
     Non-cash stock-based compensation expense...............           1,128         2,259            3,194          4,718
                                                                     --------      --------         --------       --------
          Consolidated Adjusted EBITDA.......................        $(14,034)     $(10,142)        $(26,432)      $(14,451)
                                                                     ========      ========         ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet access services, our ability to manage and grow our newer telephone and Internet access services, our ability to secure adequate capital to pay interest on our Notes and fund other system growth and development and any acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. We have also included forward-looking statements concerning our potential plans to refinance our Notes and our operating companies' banking facilities. Many factors outside of our control will affect our ability to refinance this indebtedness, including general financial market conditions. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three and six months ended June 30, 2001 and 2000 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

SUMMARY OPERATING DATA

                                                                  June 30, 2001
                                 ----------------------------------------------------------------------------------
                                                          Homes in                 Two-way
                                    UAP       System       Service      Homes       Homes      Basic       Basic
                                 Ownership   Ownership      Area        Passed     Passed   Subscribers Penetration
                                 ---------   ---------   -----------  ---------- ---------- ----------- -----------
Video:
  Austar........................   51.0%      100.0%      2,085,000    2,083,100  1,149,600   432,200      20.7%
  TelstraSaturn.................   25.5%       50.0%        146,900      115,000    115,000    24,800      21.6%
                                                          ---------    ---------  ---------   -------
       Total....................                          2,231,900    2,198,100  1,264,600   457,000
                                                          =========    =========  =========   =======



                                                               Subscribers              Lines
                                    UAP       System      ---------------------- ----------------------
                                 Ownership   Ownership    Residential  Business  Residential  Business
                                 ---------   ---------    ----------- ---------- ----------- ----------
Voice:
  TelstraSaturn.................   25.5%       50.0%          37,900      1,700      44,300     5,500
  Austar United Broadband.......   51.0%      100.0%           8,600          -       8,600         -
                                                           ---------  ---------   ---------   -------
       Total....................                              46,500      1,700      52,900     5,500
                                                           =========  =========   =========   =======


                                    UAP       System
                                 Ownership   Ownership    Subscribers
                                 ----------  ---------    -----------
Internet:
  Austar United Broadband.......   51.0%      100.0%          79,400
  TelstraSaturn.................   25.5%       50.0%          59,200
                                                           ---------
       Total....................                             138,600
                                                           =========

                                    UAP       System
                                 Ownership   Ownership    Subscribers
                                 ----------  ---------    -----------
Content:
XYZ Entertainment...............   25.5%       50.0%       6,972,800
                                                           =========

                                                                  June 30, 2000
                                 ----------------------------------------------------------------------------------
                                                          Homes in                 Two-way
                                    UAP       System       Service      Homes       Homes      Basic       Basic
                                 Ownership   Ownership      Area        Passed     Passed   Subscribers Penetration
                                 ---------   ---------   -----------  ---------- ---------- ----------- -----------
Video:
  Austar........................   72.3%      100.0%      2,085,000    2,083,100          -   406,300      19.5%
  TelstraSaturn.................   36.2%       50.0%        141,000       93,000     93,000    19,000      20.4%
                                                          ---------    ---------  ---------   -------
       Total....................                          2,226,000    2,176,100     93,000   425,300
                                                          =========    =========  =========   =======



                                                               Subscribers              Lines
                                    UAP       System      ---------------------- ----------------------
                                 Ownership   Ownership    Residential  Business  Residential  Business
                                 ---------   ---------    ----------- ---------- ----------- ----------
Voice:
  TelstraSaturn.................   36.2%       50.0%         28,000        1,300     33,000     3,500
  Austar United Broadband.......   72.3%      100.0%              -            -          -         -
                                                          ---------    ---------   --------   -------
       Total....................                             28,000        1,300     33,000     3,500
                                                          =========    =========   ========   =======


                                    UAP       System
                                 Ownership   Ownership   Subscribers
                                 ----------  ---------   -----------
Internet:
  TelstraSaturn.................   36.2%       50.0%         36,300
  Austar United Broadband.......   72.3%      100.0%          8,500
                                                          ---------
       Total....................                             44,800
                                                          =========

                                    UAP       System
                                 Ownership   Ownership   Subscribers
                                 ----------  ---------   -----------
Content:
  XYZ Entertainment.............   36.2%        50.0%     5,085,000
                                                          =========


RESULTS OF OPERATIONS

REVENUE

Revenue increased $0.7 million and decreased $0.6 million for the three and six months ended June 30, 2001, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                      Three Months Ended             Six Months Ended
                                                          June 30,                        June 30,
                                                  ------------------------       ------------------------
                                                     2001          2000             2001          2000
                                                  ----------    ----------       ----------    ----------
                                                                       (In thousands)
    Video...................................      $37,469       $41,688           $75,948       $83,381
    Voice...................................          751             -             1,624         3,166
    Internet................................        2,593           421             5,626         1,307
    Content.................................        2,636             -             5,226             -
    Other...................................           69           742               176         1,341
                                                  -------       -------           -------       -------
         Total revenue......................      $43,518       $42,851           $88,600       $89,195
                                                  =======       =======           =======       =======

Revenue for Austar United increased A$12.3 million, or 17.0%, from A$72.5 ($42.9) million for the three months ended June 30, 2000 to A$84.8 ($43.5) million for the three months ended June 30, 2001. Revenue for Austar United increased A$24.3 million, or 16.7%, from A$145.8 ($89.2) million for the six months ended June 30, 2000 to A$170.1 ($88.6) million for the six months ended June 30, 2001. Video revenue accounted for A$2.4 and A$9.3 million of this increase for the three and six months ended June 30, 2001, respectively, due to organic subscriber growth (432,200 subscribers at June 30, 2001 compared to 406,300 subscribers at June 30, 2000) offset by a reduction in the average monthly revenue per video subscriber from A$56.71 ($33.49) and A$55.35 ($33.66) for the three and six months ended June 30, 2000, respectively, to A$54.87 ($28.16) and A$54.80 ($28.54) for the three and six months ended June 30, 2001, respectively, due to lower premium revenues in the current periods. The remaining increase was due to the launch of wireless data services in late first quarter 2000, the launch of its mobile telephony business in the third quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000.

ADJUSTED EBITDA (1)

Adjusted EBITDA decreased $3.9 million and $12.0 million for the three and six months ended June 30, 2001 compared to the corresponding periods in the prior year as follows:

                                                      Three Months Ended             Six Months Ended
                                                          June 30,                        June 30,
                                                  ------------------------       ------------------------
                                                     2001          2000             2001          2000
                                                  ----------    ----------       ----------    ----------
                                                                       (In thousands)
    Video...................................      $ (4,648)     $ (1,635)        $ (8,017)     $   (696)
    Voice...................................          (223)          (89)            (965)         (483)
    Internet................................        (5,530)       (5,143)         (10,995)       (6,616)
    Content.................................        (2,438)            -           (3,974)            -
    Corporate and other.....................        (1,195)       (3,275)          (2,481)       (6,656)
                                                  --------      --------         --------      --------
         Total Adjusted EBITDA..............      $(14,034)     $(10,142)        $(26,432)     $(14,451)
                                                  ========      ========         ========      ========

    -----------------
    (1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges are non-cash and result from variable plan accounting for the Austar United stock option plan. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA for Austar United decreased A$10.0 million, from negative A$16.6 ($9.8) million for the three months ended June 30, 2000 to negative A$26.6 ($13.7) million for the three months ended June 30, 2001. Adjusted EBITDA for Austar United decreased A$26.5 million, from negative A$23.0 ($13.9) million for the six months ended June 30, 2000 to negative A$49.5 ($25.7) million for the six months ended June 30, 2001. This decrease was primarily due to development and start-up costs associated with the launch of Austar United's Internet business, data services business and mobile telephony business. Adjusted EBITDA from its video business decreased for the six months ended June 30, 2001 compared to June 30, 2000 primarily due to an incremental increase in programming costs totaling A$7.7 million, as the Australian dollar continued to weaken during the period, as well as continued strong marketing efforts to add subscribers.

MINORITY INTERESTS IN SUBSIDIARIES

The minority interests' share of losses increased $6.6 million from $14.2 million for the three months ended June 30, 2000 to $20.8 million for the three months ended June 30, 2001. The minority interests' share of losses increased $10.3 million from $26.2 million for the six months ended June 30, 2000 to $36.5 million for the six months ended June 30, 2001. Austar United's rights offering in May 2001 reduced our indirect ownership interest in Austar United from 72.8% as of March 31, 2001 to 51.0% as of June 30, 2001. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses.

SHARE IN RESULTS OF AFFILIATES

                                                      Three Months Ended             Six Months Ended
                                                          June 30,                        June 30,
                                                  ------------------------       ------------------------
                                                     2001          2000             2001          2000
                                                  ----------    ----------       ----------    ----------
                                                                       (In thousands)
    TelstraSaturn (1)..........................   $(9,302)      $(7,787)         $(16,693)      $(7,787)
    XYZ Entertainment..........................     1,817         3,562             3,968         2,947
    Other......................................      (522)         (199)             (914)         (165)
                                                  -------       -------          --------       -------
       Total share in results of affiliates....   $(8,007)      $(4,424)         $(13,639)      $(5,005)
                                                  =======       =======          ========       =======

    (1) On April 6, 2000, Saturn merged with Telstra NZ to form TelstraSaturn, and we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Because of delays in rolling out TelstraSaturn's network in Auckland, TelstraSaturn currently expects that it may not meet a covenant required by its debt facility with respect to the ratio of its debt to the amount of network constructed as of September 30, 2001. TelstraSaturn has received a waiver of its noncompliance with this covenant as of June 30, 2001 and believes that it will continue to obtain waivers in relation to these covenants. TelstraSaturn is planning to seek an amendment to the debt facility to reflect its revised network rollout plans. TelstraSaturn believes this amendment is reasonable and should be obtained. However, we cannot be assured such amendment will be obtained. If TelstraSaturn does not obtain this amendment, TelstraSaturn's noncompliance with this covenant could have a material adverse effect on its financial condition, and consequently the carrying value of Austar United's investment in TelstraSaturn ($38.1 million as of June 30, 2001) would also be adversely affected. There is no recourse to the shareholders of TelstraSaturn for repayment of monies drawn under the TelstraSaturn Bank Facility.

We believe Austar United's working capital and projected operating cash flow as of June 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. We expect Austar United to continue to incur operating losses in the near future primarily as a result of increased programming costs due to the weakness of the Australian dollar to the U.S. dollar, as well as the continued introduction of new services such as telephone and Internet. We cannot be assured that Austar United will be able to generate enough growth in its video, telephone and Internet businesses to achieve consolidated operating profitability and positive operating cash flows.

Austar United intends to refinance its A$400.0 ($204.1) million Austar Bank Facility by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001, resulting in the debt becoming due and payable in the first quarter of 2002. If the debt becomes due and payable, Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount and continue to pay its other liabilities when due. We cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility Indebtedness is accelerated, the acceleration will also constitute an event of default under UAP's Senior Discount Notes, and the holders of the UAP Notes will have the remedies discussed below.

Our Senior Discount Notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We do not have enough cash to make this interest payment and are considering various alternatives, including securing additional investments to fund the payment or refinancing of the Notes. Although we have historically received financial support from United, under current circumstances we cannot be assured that United or any other investor will provide the funds needed.

If we do not make the interest payment on November 15, 2001, the holders of the Notes will have various remedies. If a failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the Notes, on its own initiative or at the request of the holders of the Notes, can declare the entire unpaid principal of the Notes to be due and payable (which at such time would be approximately $492.9 million). Based upon the current market value of our assets, their liquidation would be insufficient to pay the principal and premium on the Notes. The trustee, either independently or at the request of the Note holders, could initiate bankruptcy proceedings against us, sue to recover the amount of the Notes or take any other action available to creditors.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We cannot be assured that we will be successful in obtaining all of our anticipated funding needs or avoiding defaults under our existing debt agreements. We have suffered recurring losses and project continuing negative cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001. Cash and cash equivalents decreased $1.4 million from $5.6 million as of December 31, 2000 to $4.2 million as of June 30, 2001. Principal sources of cash during the six months ended June 30, 2001 included proceeds from Austar United's rights offering totaling $105.7 million, a distribution from XYZ Entertainment of $5.2 million and other sources totaling $4.0 million. During the six months ended June 30, 2001, cash was used principally for the net purchase of short-term investments of $33.9 million, capital expenditures of $25.4 million, the funding of operating activities of $32.7 million, investments in TelstraSaturn totaling $20.4 million, and other uses totaling $3.9 million.

Six Months Ended June 30, 2000. Cash and cash equivalents decreased $2.8 million from $6.0 million as of December 31, 1999 to $3.2 million as of June 30, 2000. Principal sources of cash during the six months ended June 30, 2000 included proceeds from Austar United's second public offering totaling $102.4 million, borrowings on the Austar Bank Facility of $38.8 million and other sources totaling $4.0 million. During the six months ended June 30, 2000, cash was used principally for the net purchase of short-term investments of $56.2 million, capital expenditures of $53.9 million, the funding of operating activities of $24.2 million, investments in affiliated companies totaling $4.9 million and other uses totaling $8.8 million.

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

                                                                   Australian
                                                                     Dollars
                                                                   ----------
    Spot rate as of June 30, 2001.................................    1.9594
    Spot rate as of December 31, 2000.............................    1.7897
    Average rate three months ended June 30, 2001.................    1.9488
    Average rate six months ended June 30, 2001...................    1.9204
    Average rate three months ended June 30, 2000.................    1.6933
    Average rate six months ended June 30, 2000...................    1.6442



We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. We generally do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.
                                                      June 30, 2001
                                             --------------------------------
                                             Book Value            Fair Value
                                             ----------            ----------
                                           (In thousands, except interest rates)
Long-term debt:
   Fixed rate USD Notes                      $490,643               $162,647
     Average interest rate                       14.0%                  53.9%
   Variable rate A$ Austar Bank Facility     $204,144               $204,144
     Average interest rate                        6.8%                   6.8%

The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                As of December 31,
                                               ------------------------------------------------------------------------------
                                                 2001      2002      2003        2004        2005     Thereafter    Total
                                               --------- --------- ----------  ---------  ----------  ----------- -----------
                                                                             (In thousands)
Long-term debt:
Fixed rate USD Notes.........................   $     -   $    -   $     -     $     -    $     -     $490,643     $490,643
Variable rate A$ Austar Bank Facility........   $     -   $6,555   $36,055     $57,596    $69,302     $ 34,636     $204,144

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($25.5) million of variable-rate, long-term debt into fixed-rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($51.0) million of variable-rate, long-term debt into fixed-rate borrowings. For the six months ended June 30, 2001, the weighted-average fixed rate under these agreements was 5.7% compared to the weighted-average variable rate of 4.8%. Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. The total fair value of the interest rate swaps was $0.2 and $0.7 million as of June 30, 2001 and December 31, 2000, respectively.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K filed during the quarter.

     None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



United Australia/Pacific, Inc.



Date:      August 14, 2001
           ---------------------------------------------

By:        /s/ Valerie L. Cover
           ---------------------------------------------
           Valerie L. Cover
           Controller
           (A Duly Authorized Officer and Principal Accounting Officer)