Form 10-Q
period 2001-09-30
UNITED AUSTRALIA PACIFIC INC
filed 2001-11-14
CIK 1015611

Use these links to rapidly review the document
UNITED AUSTRALIA/PACIFIC, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 333-05017

United Australia/Pacific, Inc.
(Exact name of Registrant as specified in its charter)

State of Colorado (State or other jurisdiction of incorporation or organization)	84-1341958 (I.R.S. Employer Identification No.)
4643 South Ulster Street, #1300 Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (303) 770-4001

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Company has no publicly-traded shares of capital stock. As of November 5, 2001 the Company had 28,460,926 shares of common stock outstanding.

UNITED AUSTRALIA/PACIFIC, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Condensed Consolidated Statement of Stockholders' Deficit for the Nine Months Ended September 30, 2001 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Notes to Condensed Consolidated Financial Statements as of September 30, 2001 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

UNITED AUSTRALIA/PACIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and number of shares)

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$7,947	$5,617
Short-term liquid investments	55,596	101,477
Subscriber receivables, net of allowance for doubtful accounts of $2,201 and $1,039, respectively	9,673	8,969
Related party receivables	2,742	3,095
Other receivables	1,032	2,255
Inventory	3,538	12,151
Prepaid expenses and other current assets	4,866	10,697

Total current assets	85,394	144,261
Investments in affiliates, accounted for under the equity method, net	60,403	64,991
Property, plant and equipment, net of accumulated depreciation of $322,172 and $294,935, respectively	84,087	124,479
Goodwill and other intangible assets, net of accumulated amortization of $27,179 and $19,789, respectively	157,966	200,702
Deferred financing costs, net of accumulated amortization of $8,676 and $6,826, respectively	8,134	10,846
Other assets	4,477	287

Total assets	$400,461	$545,566

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,480	$5,554
Accrued interest	27,672	4,577
Other accrued liabilities	33,122	53,511
Current portion of due to parent	10,947	18,583
Current portion of other long-term debt	1,278	1,366

Total current liabilities	74,499	83,591
Due to parent	7,096	8,068
Senior discount notes	490,753	466,241
Other long-term debt	199,612	226,894
Other long-term liabilities	482	511

Total liabilities	772,442	785,305

Minority interests in subsidiaries	70,504	68,807

Stockholders' deficit
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 28,460,926 and 22,961,728 shares issued and outstanding, respectively	285	230
Additional paid-in capital	345,979	317,813
Deferred compensation	(3,559)	(8,904)
Accumulated deficit	(714,648)	(562,050)
Other cumulative comprehensive income (loss)	(70,542)	(55,635)

Total stockholders' deficit	(442,485)	(308,546)

Total liabilities and stockholders' deficit	$400,461	$545,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED AUSTRALIA/PACIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts and number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$44,325	$44,053	$132,925	$133,248
Operating expense	(41,940)	(46,291)	(131,594)	(128,978)
Selling, general and administrative expense, including management fees to related party of $873, $857, $2,605 and $2,562, respectively	(13,940)	(14,192)	(42,512)	(39,869)
Depreciation and amortization	(26,547)	(24,842)	(86,621)	(79,639)

Operating loss	(38,102)	(41,272)	(127,802)	(115,238)
Interest income	1,316	4,425	4,046	12,673
Interest expense	(24,088)	(20,651)	(68,296)	(59,620)
Foreign currency exchange gain (loss), net	185	(2,295)	(250)	(2,490)
Gain on issuance of common equity securities by subsidiary	—	—	—	61,172
(Loss) gain on sale of investment in affiliate	—	(1,767)	1,764	(3,557)
Other income (expense), net	183	(377)	(199)	(753)

Loss before income taxes and other items	(60,506)	(61,937)	(190,737)	(107,813)
Income tax (expense) benefit, net	—	(38)	(2)	703
Minority interests in subsidiaries	26,122	17,273	62,585	43,486
Share in results of affiliates, net	(10,805)	(4,401)	(24,444)	(9,406)

Net loss	$(45,189)	$(49,103)	$(152,598)	$(73,030)

Foreign currency translation adjustments	$(2,258)	$(17,004)	$(15,293)	$(36,744)
Cumulative effect of change in accounting principle	—	—	523	—
Amortization of cumulative effect of change in accounting principle	(39)	—	(137)	—

Comprehensive income (loss)	$(47,486)	$(66,107)	$(167,505)	$(109,774)

Net loss per common share:
Basic and diluted net loss	$(1.59)	$(2.76)	$(5.37)	$(4.10)

Weighted-average number of common shares outstanding:
Basic and diluted	28,460,926	17,810,299	28,440,782	17,810,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED AUSTRALIA/PACIFIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(In thousands, except number of shares)

(Unaudited)

	Common Stock					Other Cumulative Comprehensive Income (Loss)(1)
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount					Total
Balances, December 31, 2000	22,961,728	$230	$317,813	$(8,904)	$(562,050)	$(55,635)	$(308,546)
Issuance of capital stock to parent for capital contributions made in prior periods	5,499,198	55	(55)	—	—	—	—
Cash contributions from parent	—	—	473	—	—	—	473
Equity transactions of subsidiaries	—	—	29,538	194	—	—	29,732
Amortization of deferred compensation	—	—	(1,790)	5,151	—	—	3,361
Net loss	—	—	—	—	(152,598)	—	(152,598)
Cumulative effect of change in accounting principle	—	—	—	—	—	523	523
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	(137)	(137)
Change in cumulative translation adjustments	—	—	—	—	—	(15,293)	(15,293)

Balances, September 30, 2001	28,460,926	$285	$345,979	$(3,559)	$(714,648)	$(70,542)	$(442,485)

(1)
As of December 31, 2000 and September 30, 2001, Other Cumulative Comprehensive Income (Loss) represents foreign currency translation adjustments of $(55,635) and $(70,928) and the cumulative effect of change in accounting principle of nil and $386, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED AUSTRALIA/PACIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,598)	$(73,030)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	86,621	79,639
Accretion of interest on senior notes and amortization of deferred financing costs	26,937	46,052
Minority interests in subsidiaries	(62,585)	(43,486)
Share in results of affiliates, net	24,444	9,406
Gain on issuance of common equity securities by subsidiary	—	(61,172)
Stock-based compensation expense	4,010	6,685
(Gain) loss on sale of investment in affiliate	(1,764)	3,557
Increase in receivables, net	(1,034)	(19,647)
Decrease (increase) in other assets	17,208	(5,198)
Increase in accounts payable, accrued liabilities and other	2,470	12,521

Net cash flows from operating activities	(56,291)	(44,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments	(392,704)	(1,496,275)
Proceeds from sale of short-term liquid investments	428,218	1,491,999
Investments in affiliates and other investments	(33,538)	(5,155)
Spectrum license fees and other acquisitions	(17,154)	(34,478)
Distribution received from affiliated company	6,248	3,197
Capital expenditures	(37,388)	(77,304)
Other	2,813	(769)

Net cash flows from investing activities	(43,505)	(118,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed from parent	473	89
Proceeds from issuance of common equity securities by subsidiary, net of offering costs	105,664	102,403
Proceeds from borrowings on the Austar Bank Facility	—	57,587
Deferred financing costs and other	(1,738)	1,302

Net cash flows from financing activities	104,399	161,381

EFFECT OF EXCHANGE RATES ON CASH	(2,273)	(990)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,330	(3,067)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,617	6,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,947	$2,961

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$16,954	$11,006

Cash received for interest	$4,236	$14,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED AUSTRALIA/PACIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001
(Unaudited)

1. Organization and Nature of Operations

    United Australia/Pacific, Inc. (the "Company" or "UAP") is a majority-owned subsidiary of United Asia/Pacific Communications, Inc. ("Asia/Pacific"), which is in turn an indirect wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"). UAP provides video, telephone and Internet services, which the Company refers to as "Distribution", in Australia and New Zealand and related programming services, which the Company refers to as "Content", and other media services in Australia. The following chart presents a summary of the Company's ownership structure and its significant investments in telecommunications as of September 30, 2001.

2. Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Risks, Uncertainties and Liquidity

    UAP.  The Company's senior discount notes (the "UAP Notes") began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. The Company does not have enough cash to make this interest payment. If UAP does not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal and accrued interest of the UAP Notes to be due and payable. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against the Company, sue to recover the amount of the UAP Notes or take any other action available to creditors. Based upon current market prices, the value of the Company's assets is significantly less than the amount of the outstanding principal and accrued interest on the UAP Notes. While the Company has sought financing from United, at this point the Company believes it is unlikely United will make such contribution.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and projects continuing negative cash flows from operations. These matters and the potential default in payment of interest on the Company's senior discount notes raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Austar United.  Austar United is in the process of restructuring its A$400.0 ($196.6) million facility (the "Austar Bank Facility"), and expects that such restructuring can be completed by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001. Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount if it becomes due and payable in the first quarter of 2002, and continue to pay its other liabilities when due. The Company cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration may constitute an event of default under the UAP Notes, and the holders of the UAP Notes would have certain remedies as discussed above.

    Management believes Austar United's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to continue to incur operating losses in the near future, especially from its newer services such as Content, telephone and Internet. Given its liquidity needs, Austar United may need to consider slowing the growth of its Internet or other businesses to conserve cash. The Company cannot be assured that Austar United will be able to achieve operating profitability and/or positive operating cash flows from its video, telephone and Internet businesses.

    TelstraSaturn.  Because of delays in rolling out TelstraSaturn's network in Auckland, TelstraSaturn did not meet a covenant required by its debt facility with respect to the ratio of its debt to the amount of network constructed as of September 30, 2001. TelstraSaturn has received a waiver through November 15, 2001 of its noncompliance with this covenant as of September 30, 2001 and believes that it will continue to obtain waivers in relation to this covenant. TelstraSaturn is in the process of seeking an amendment to the debt facility to reflect its revised network rollout plans. TelstraSaturn believes this amendment is reasonable and should be obtained. However, the Company cannot be assured such amendment will be obtained. If TelstraSaturn does not obtain this amendment, TelstraSaturn's noncompliance with this covenant could have a material adverse effect on its financial condition, and consequently the carrying value of Austar United's investment in TelstraSaturn ($39.2 million as of September 30, 2001) would also be adversely affected. There is no recourse to the shareholders of TelstraSaturn for repayment of monies drawn under the TelstraSaturn Bank Facility.

New Accounting Principles

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption, the Company expects to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill and other intangible assets. While the Company has not yet determined what the impact will be on its financial position and results of operations, it is possible that a substantial cumulative effect adjustment may be required.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

3. Investments in Affiliates

	September 30, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Total
	(In thousands)
TelstraSaturn	$100,073	$—	$(51,557)	$(9,270)	$39,246
XYZ Entertainment	44,306	(11,712)	(7,775)	(4,379)	20,440
Other	2,954	—	(1,744)	(493)	717

Total	$147,333	$(11,712)	$(61,076)	$(14,142)	$60,403

	December 31, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Total
	(In thousands)
TelstraSaturn	$66,629	$—	$(24,503)	$(5,007)	$37,119
XYZ Entertainment	44,306	(5,464)	(11,515)	(1,387)	25,940
Other	2,860	—	(614)	(314)	1,932

Total	$113,795	$(5,464)	$(36,632)	$(6,708)	$64,991

4. Property, Plant and Equipment

	September 30, 2001	December 31, 2000
	(In thousands)
Subscriber premises equipment and converters	$303,450	$309,200
Microwave multi-point distribution system ("MMDS") distribution facilities	51,834	58,035
Cable distribution networks	2,370	2,629
Office equipment, furniture and fixtures	22,986	18,748
Buildings and leasehold improvements	3,441	5,670
Other	22,178	25,132

	406,259	419,414
Accumulated depreciation	(322,172)	(294,935)

Net property, plant and equipment	$84,087	$124,479

5. Goodwill and Other Intangible Assets

	September 30, 2001	December 31, 2000
	(In thousands)
Goodwill	$90,217	$105,936
License fees and other intangible assets	94,928	114,555

	185,145	220,491
Accumulated amortization	(27,179)	(19,789)

Net goodwill and other intangible assets	$157,966	$200,702

6. Senior Discount Notes

	September 30, 2001	December 31, 2000
	(In thousands)
May 1996 Notes	$443,805	$421,372
September 1997 Notes	46,948	44,869

Total UAP Notes (see Note 2)	$490,753	$466,241

7. Other Long-Term Debt

	September 30, 2001	December 31, 2000
	(In thousands)
Austar Bank Facility	$196,580	$223,501
Capitalized leases and other	4,310	4,759

	200,890	228,260
Less current portion	(1,278)	(1,366)

Total other long-term debt (see Note 2)	$199,612	$226,894

8. Stockholders' Deficit

Equity Transactions of Subsidiaries

    The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in-capital and deferred compensation as a result of these equity transactions:

Nine Months Ended September 30, 2001
(In thousands)
Issuance of shares by United Austar, Inc. to Asia/Pacific	$29,732
Variable plan accounting for stock options	(194)
Deferred compensation expense	194
Amortization of deferred compensation	5,151
Amortization of deferred compensation (minority interest)	(1,790)

Total	$33,093

9. Related Party Transactions

    The Company and Asia/Pacific are parties to a 20-year management services agreement (the "Management Agreement"), pursuant to which Asia/Pacific performs certain administrative, accounting, financial reporting and other services for the Company in exchange for a fee of approximately $1.0 million per year. In addition, the Company reimburses Asia/Pacific or United for any out-of-pocket expenses, including travel, lodging and entertainment expenses incurred on behalf of the Company. For the three months ended September 30, 2001 and 2000, the Company recorded $0.3 and $0.2 million, respectively, under the Management Agreement. For the nine months ended September 30, 2001 and 2000, the Company recorded $0.8 and $0.7 million, respectively, under the Management Agreement.

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

    Prior to June 1999, Austar Entertainment was a party to a technical assistance agreement with Asia/Pacific whereby Austar Entertainment paid Asia/Pacific a fee based on its gross revenue. Austar Entertainment also reimbursed United for certain direct costs incurred by United, including salaries and benefits relating to senior management positions, pursuant to the terms of the technical assistance agreement. Effective June 24, 1999, the rights under this agreement were assigned to Austar United as part of the restructuring associated with the Austar United initial public offering.

    In September 2001, United received $10.5 million from Austar United as payment of its accrued management fees and technical assistance obligations.

    Included in the amount due to parent is the following:

	September 30, 2001	December 31, 2000
	(In thousands)
Management fee payable to Asia/Pacific	$3,772	$2,972
Austar United technical assistance agreement obligations to United	1,978	5,950
Austar United management fees payable to United	600	3,600
Austar Entertainment deferred management fees payable to Asia/Pacific	7,096	8,068
Austar Entertainment technical assistance agreement obligations and other payables to Asia/Pacific and United	4,597	6,061

	18,043	26,651
Less current portion	(10,947)	(18,583)

Total due to parent	$7,096	$8,068

10. Segment Information

    The Company provides video, voice and Internet services in Australia and New Zealand, and related Content and other media services in Australia.

    The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA represents net operating loss before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting for the Austar United stock option plan and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

    A summary of segment information by geographic area is as follows:

	September 30, 2001	December 31, 2000
	(In thousands)
Total Assets:
Australia	$342,793	$483,574
New Zealand	39,246	37,119
Corporate and other	18,422	24,873

Total	$400,461	$545,566

	Three Months Ended September 30, 2001
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Australia	$38,041	$827	$2,435	$2,984	$38	$44,325
Corporate and other	—	—	—	—	—	—

Total	$38,041	$827	$2,435	$2,984	$38	$44,325

Adjusted EBITDA:
Australia	$(1,766)	$(270)	$(5,720)	$(2,010)	$(621)	$(10,387)
Corporate and other	—	—	—	—	(352)	(352)

Total	$(1,766)	$(270)	$(5,720)	$(2,010)	$(973)	$(10,739)

	Three Months Ended September 30, 2000
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Australia	$41,859	$—	$1,225	$—	$969	$44,053
Corporate and other	—	—	—	—	—	—

Total	$41,859	$—	$1,225	$—	$969	$44,053

Adjusted EBITDA:
Australia	$(9,358)	$(777)	$(4,801)	$—	$751	$(14,185)
Corporate and other	—	—	—	—	(278)	(278)

Total	$(9,358)	$(777)	$(4,801)	$—	$473	$(14,463)

	Nine Months Ended September 30, 2001
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Australia	$113,989	$2,451	$8,061	$8,210	$214	$132,925
Corporate and other	—	—	—	—	—	—

Total	$113,989	$2,451	$8,061	$8,210	$214	$132,925

Adjusted EBITDA:
Australia	$(9,783)	$(1,235)	$(16,715)	$(5,984)	$(2,412)	$(36,129)
Corporate and other	—	—	—	—	(1,042)	(1,042)

Total	$(9,783)	$(1,235)	$(16,715)	$(5,984)	$(3,454)	$(37,171)

	Nine Months Ended September 30, 2000
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Australia	$124,396	$—	$1,654	$—	$2,310	$128,360
New Zealand	844	3,166	878	—	—	4,888
Corporate and other	—	—	—	—	—	—

Total	$125,240	$3,166	$2,532	$—	$2,310	$133,248

Adjusted EBITDA:
Australia	$(9,801)	$(903)	$(15,162)	$—	$(505)	$(26,371)
New Zealand	(253)	(357)	248	—	(1,344)	(1,706)
Corporate and other	—	—	—	—	(837)	(837)

Total	$(10,054)	$(1,260)	$(14,914)	$—	$(2,686)	$(28,914)

    The Company's consolidated Adjusted EBITDA reconciles to the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Operating loss	$(38,102)	$(41,272)	$(127,802)	$(115,238)
Depreciation and amortization	26,547	24,842	86,621	79,639
Stock-based compensation expense	816	1,967	4,010	6,685

Consolidated Adjusted EBITDA	$(10,739)	$(14,463)	$(37,171)	$(28,914)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, actions that may arise from the potential failure to make interest payments on our Notes, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of our new digital video, telephone and Internet access services we may offer. They also include our ability to secure adequate capital to pay interest on, or refinance, our Notes and fund other system growth and development and any acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. We also will be subject to new accounting rules that may require future write-downs due to impairment of goodwill and other intangible assets. These adjustments and potential impairment write-downs will be based on underlying values of assets, which are subject to change. We have also included forward-looking statements concerning our potential plans to refinance our operating companies' bank facilities. Many factors outside of our control will affect our ability to refinance this indebtedness, including general financial market conditions. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three and nine months ended September 30, 2001 and 2000 and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

Summary Operating Data

    The following comparative operating data reflects video subscribers, voice subscribers and lines, Content and Internet subscribers for systems in which we had an ownership interest as of September 30, 2001.

	September 30, 2001
	UAP Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Basic Subscribers	Basic Penetration
Video:
Austar Entertainment	51.0%	100.0%	2,085,000	2,083,100	—	434,700	20.9%
TelstraSaturn	25.5%	50.0%	146,900	128,200	128,200	26,000	20.3%

Total			2,231,900	2,211,300	128,200	460,700

			Subscribers		Lines
	UAP Ownership	System Ownership
			Residential	Business	Residential	Business
Voice:
TelstraSaturn	25.5%	50.0%	39,900	2,000	46,900	6,600
Austar United Broadband	51.0%	100.0%	11,000	—	11,000	—

Total			50,900	2,000	57,900	6,600

	UAP Ownership	System Ownership	Subscribers
Internet:
Austar United Broadband	51.0%	100.0%	78,100
TelstraSaturn	25.5%	50.0%	65,300

Total			143,400

	UAP Ownership	System Ownership	Subscribers
Content:
XYZ Entertainment	25.5%	50.0%	7,077,800

	September 30, 2000
	UAP Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Basic Subscribers	Basic Penetration
Video:
Austar Entertainment	72.3%	100.0%	2,085,000	2,083,100	—	427,000	20.5%
TelstraSaturn	36.2%	50.0%	141,000	94,500	94,500	20,100	21.3%

Total			2,226,000	2,177,600	94,500	447,100

			Subscribers		Lines
	UAP Ownership	System Ownership
			Residential	Business	Residential	Business
Voice:
TelstraSaturn	36.2%	50.0%	30,300	1,400	35,600	4,000
Austar United Broadband	72.3%	100.0%	—	—	—	—

Total			30,300	1,400	35,600	4,000

	UAP Ownership	System Ownership	Subscribers
Internet:
TelstraSaturn	36.2%	50.0%	40,900
Austar United Broadband	72.3%	100.0%	24,900

Total			65,800

	UAP Ownership	System Ownership	Subscribers
Content:
XYZ Entertainment	36.2%	50.0%	6,339,000

Results of Operations

Revenue

    Revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Video	$ 38,041	$ 41,859	$ 113,989	$ 125,240
Voice	827	—	2,451	3,166
Internet	2,435	1,225	8,061	2,532
Content	2,984	—	8,210	—
Other	38	969	214	2,310

Consolidated revenue	$ 44,325	$ 44,053	$ 132,925	$ 133,248

Consolidated revenue in A$	A$ 86,466	A$ 76,759	A$ 256,600	A$ 222,600

    Revenue for Austar United in Australian dollars increased A$9.7 million, or 12.6%, from A$76.8 ($44.1) million for the three months ended September 30, 2000 to A$86.5 ($44.3) million for the three months ended September 30, 2001, due primarily to the launch of its mobile telephony business in the fourth quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000. Revenue for Austar United increased A$34.0 million, or 15.3%, from A$222.6 ($133.2) million for the nine months ended September 30, 2000 to A$256.6 ($132.9) million for the nine months ended September 30, 2001. Video revenue accounted for A$10.5 million of this increase, due to organic subscriber growth (average of 428,691 subscribers for the nine months ended September 30, 2001 compared to an average of 401,216 subscribers for the nine months ended September 30, 2000), offset by a reduction in the average monthly revenue per video subscriber from A$55.78 ($33.04) for the nine months ended September 30, 2000 to A$54.74 ($28.36) for the nine months ended September 30, 2001, due to lower premium revenues in the current period. The remaining increase was due to the launch of wireless data services in late first quarter 2000, the launch of its mobile telephony business in the fourth quarter 2000 and revenue from TVSN. The total increase in revenue for the nine months ended September 30, 2001 compared to the same period in the prior year was offset by a A$7.9 ($4.9) million reduction in revenue as a result of the de-consolidation of TelstraSaturn effective April 1, 2000.

Adjusted EBITDA

    Adjusted EBITDA by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Video	$ (1,766)	$ (9,358)	$ (9,783)	$ (10,054)
Voice	(270)	(777)	(1,235)	(1,260)
Internet	(5,720)	(4,801)	(16,715)	(14,914)
Content	(2,010)	—	(5,984)	—
Corporate and other (Austar United)	(621)	751	(2,412)	(1,849)
Corporate and other (UAP)	(352)	(278)	(1,042)	(837)

Consolidated Adjusted EBITDA(1)	$ (10,739)	$ (14,463)	$ (37,171)	$ (28,914)

Consolidated Austar United Adjusted EBITDA in A$(1)	A$ (20,263)	A$ (22,900)	A$ (69,751)	A$ (45,932)

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

    Adjusted EBITDA for Austar United improved A$2.6 million, from negative A$22.9 ($14.2) million for the three months ended September 30, 2000 to negative A$20.3 ($10.4) million for the three months ended September 30, 2001, due primarily to improved video Adjusted EBITDA from the reduction of programming cost per subscriber effective July 1, 2001, as a result of negotiations with XYZ Entertainment. Adjusted EBITDA for Austar United decreased A$23.9 million, from negative A$45.9 ($28.1) million for the nine months ended September 30, 2000 to negative A$69.8 ($36.1) million for the nine months ended September 30, 2001, primarily due to an incremental increase in video programming costs, as the Australian dollar continued to weaken from period to period and development and start-up costs associated with TVSN, offset by the de-consolidation of TelstraSaturn and the resulting removal of approximately A$2.5 ($1.7) million of negative Adjusted EBITDA.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(In thousands)
UAP	$(17,615)	$(15,149)	$(51,122)	$(43,946)
Austar United	(6,473)	(5,502)	(17,174)	(15,674)

Total interest expense	$(24,088)	$(20,651)	$(68,296)	$(59,620)

    Interest expense increased $3.4 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and increased $8.7 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, the detail of which is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Cash Pay:
UAP Notes	$(17,251)	$—	$(25,876)	$—
Austar Bank Facility	(5,917)	(4,878)	(15,484)	(13,543)

	(23,168)	(4,878)	(41,360)	(13,543)

Non Cash:
UAP Notes accretion	(110)	(14,932)	(24,512)	(43,323)
Amortization of deferred financing costs	(810)	(841)	(2,424)	(2,754)

	(920)	(15,773)	(26,936)	(46,077)

Total interest expense	$(24,088)	$(20,651)	$(68,296)	$(59,620)

Minority Interests in Subsidiaries

    The minority interests' share of losses increased $8.8 million from $17.3 million for the three months ended September 30, 2000 to $26.1 million for the three months ended September 30, 2001. The minority interests' share of losses increased $19.1 million from $43.5 million for the nine months ended September 30, 2000 to $62.6 million for the nine months ended September 30, 2001. Austar United's rights offering in May 2001 reduced our indirect ownership interest in Austar United from 72.8% as of March 31, 2001 to 51.0% as of September 30, 2001. For accounting purposes, we continue to consolidate 100% of the results of operations of Austar United, then deduct the minority interests' share of losses.

Share in Results of Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(In thousands)
TelstraSaturn(1)	$(10,361)	$(6,470)	$(27,054)	$(14,257)
XYZ Entertainment	(228)	2,100	3,740	5,047
Other	(216)	(31)	(1,130)	(196)

Total share in results of affiliates	$(10,805)	$(4,401)	$(24,444)	$(9,406)

(1)
On April 6, 2000, Saturn merged with Telstra NZ to form TelstraSaturn, and we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting.

Liquidity and Capital Resources

UAP

    Our senior discount notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We do not have enough cash to make this interest payment. If we do not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal and accrued interest of the UAP Notes to be due and payable. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against us, sue to recover the amount of the UAP Notes or take any other action available to creditors. Based upon current market prices, the value of our assets is significantly less than the amount of the outstanding principal and accrued interest on the UAP Notes. While we have sought financing from United, at this point we believe it is unlikely United will make such contribution.

    The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have suffered recurring losses and project continuing negative cash flows from operations. These matters and the potential default in payment of interest on our senior discount notes raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Austar United

    Austar United is in the process of restructuring its A$400.0 ($196.6) million Austar Bank Facility, and expects that such restructuring can be completed by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001. Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount if it becomes due and payable in the first quarter of 2002, and continue to pay its other liabilities when due. We cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration may constitute an event of default under the UAP Notes, and the holders of the UAP Notes would have certain remedies discussed above.

    We believe Austar United's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. We expect Austar United to continue to incur operating losses in the near future, especially from its newer services such as Content, telephone and Internet. Given its liquidity needs, Austar United may need to consider slowing the growth of its Internet or other businesses to conserve cash. We cannot be assured that Austar United will be able to achieve operating profitability and/or positive operating cash flows from its video, telephone and Internet businesses.

TelstraSaturn

    Because of delays in rolling out TelstraSaturn's network in Auckland, TelstraSaturn did not meet a covenant required by its debt facility with respect to the ratio of its debt to the amount of network constructed as of September 30, 2001. TelstraSaturn has received a waiver through November 15, 2001 of its noncompliance with this covenant as of September 30, 2001 and believes that it will continue to obtain waivers in relation to these covenants. TelstraSaturn is in the process of seeking an amendment to the debt facility to reflect its revised network rollout plans. TelstraSaturn believes this amendment is reasonable and should be obtained. However, we cannot be assured such amendment will be obtained. If TelstraSaturn does not obtain this amendment, TelstraSaturn's noncompliance with this covenant could have a material adverse effect on its financial condition, and consequently the carrying value of Austar United's investment in TelstraSaturn ($39.2 million as of September 30, 2001) would also be adversely affected. There is no recourse to the shareholders of TelstraSaturn for repayment of monies drawn under the TelstraSaturn Bank Facility.

    In October 2001, Austar United announced it reached agreement with Telstra Corporation of Australia ("Telstra") on a restructuring of the shareholders agreement for TelstraSaturn. Under the agreement, Austar United will have the right to sell its shares in TelstraSaturn to Telstra after the 2004 financial year-end and Telstra will have the right to purchase Austar United's shares based upon a pre-determined formula. In addition, as part of the agreement Telstra has agreed to fund all remaining capital needs of TelstraSaturn.

Statements of Cash Flows

    Nine Months Ended September 30, 2001.  Cash and cash equivalents increased $2.3 million from $5.6 million as of December 31, 2000 to $7.9 million as of September 30, 2001. Principal sources of cash during the nine months ended September 30, 2001 included proceeds from Austar United's rights offering totaling $105.7 million, the net sale of short-term investments of $35.5 million, a distribution from XYZ Entertainment of $6.2 million and other sources totaling $3.3 million. During the nine months ended September 30, 2001, cash was used principally for capital expenditures of $37.4 million, the funding of operating activities of $56.3 million, investments in TelstraSaturn totaling $33.5 million, and other uses totaling $21.2 million.

    Nine Months Ended September 30, 2000.  Cash and cash equivalents decreased $3.0 million from $6.0 million as of December 31, 1999 to $3.0 million as of September 30, 2000. Principal sources of cash during the nine months ended September 30, 2000 included proceeds from the issuance of common equity securities by Austar United of $102.4 million, borrowings on the Austar Bank Facility of $57.6 million and other sources totaling $4.6 million. During the nine months ended September 30, 2000, cash was used principally for capital expenditures of $77.3 million, the funding of operating activities of $44.7 million, spectrum license fees and other acquisitions of $34.5 million, investments in affiliated companies totaling $5.2 million and other uses totaling $5.9 million.

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

Impact of Foreign Currency Rate Changes

    The functional currency of Austar United is the Australian dollar. We are exposed to foreign exchange rate fluctuations related to Austar United's monetary assets and liabilities and the financial results of Austar United when its financial statements are translated into U.S. dollars during consolidation. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of Austar United. We generally do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The relationship between the Australian dollar and the U.S. dollar, which is our reporting currency, is shown below per one U.S. dollar.

	Spot Rate	Three Month Average Rate	Nine Month Average Rate
December 31, 2000	1.7897	—	—
September 30, 2001	2.0348	1.9507	1.9305
September 30, 2000	—	1.7408	1.6882
% Devaluation	13.7%	12.1%	14.4%

    The table below presents the impact of foreign currency fluctuations on revenue and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Austar United:
Revenue	$44,325	$44,053	$132,925	$133,248

Adjusted EBITDA	$(10,387)	$(14,185)	$(36,129)	$(28,077)

Revenue based on prior year exchange rates	$49,670	$44,053	$151,996	$133,248

Adjusted EBITDA based on prior year exchange rates	$(11,640)	$(14,185)	$(41,317)	$(28,077)

Revenue impact	$(5,345)	$—	$(19,071)	$—

Adjusted EBITDA impact	$1,253	$—	$5,188	$—

    The table below presents the foreign currency translation adjustments arising from translating Austar United's assets and liabilities into U.S. dollars for the three quarters ended September 30, 2001 and 2000.

	For the Three Months Ended
	March 31,		June 30,		September 30,
	2001	2000	2001	2000	2001	2000
	(In thousands)
Foreign Currency Translation Adjustments	$(15,257)	$(15,240)	$2,222	$(4,500)	$(2,258)	$(17,004)

    The table below presents the foreign currency exposure related to Austar United's U.S. dollar-denominated liabilities.

	September 30, 2001	December 31, 2000
	(In thousands)
Austar United technical assistance agreement obligations to United	$1,978	$5,950
Austar United management fees payable to United	600	3,600
Austar Entertainment deferred management fees payable to Asia/Pacific	7,096	8,068
Austar Entertainment technical assistance agreement obligations and other payables to Asia/Pacific and United	4,597	6,061

Total	$14,271	$23,679

Interest Rate Sensitivity

    The table below provides information about our primary debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

	September 31, 2001
	Book Value	Fair Value
	(In thousands, except interest rates)
Long-term debt:
UAP fixed rate USD Notes	$490,753	$73,930
Average interest rate	14.00%	104.01%
Austar United variable rate A$ Austar Bank Facility	$196,580	$196,580
Average interest rate	6.68%	6.68%

    The table below presents principal cash flows by expected maturity dates for our debt obligations (see Note 2 of the condensed consolidated financial statements). The information is presented in U.S. dollar equivalents, which is our reporting currency.

	As of December 31,
	2001	2002	2003	2004	2005	Thereafter	Total
			(In thousands)
Long-term debt:
UAP fixed rate USD Notes	$—	$—	$—	$—	$—	$490,753	$490,753
Austar United variable rate A$ Austar Bank Facility	$—	$6,313	$34,719	$55,462	$66,734	$33,352	$196,580

    We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have four interest rate swaps to manage interest rate exposure on the Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($24.6) million of variable-rate, long-term debt into fixed-rate borrowings. The other two swap agreements expire in 2004 and effectively convert an aggregate principal amount of A$100.0 ($49.1) million of variable-rate, long-term debt into fixed-rate borrowings. For the nine months ended September 30, 2001, the weighted-average fixed rate under these agreements was 5.7% compared to the weighted-average variable rate of 4.8%. Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. The total fair value of the interest rate swaps was $(1.6) and $0.7 million as of September 30, 2001 and December 31, 2000, respectively. We have chosen not to designate such swaps as hedges, therefore, fair value mark-to-market adjustments are recognized each period in the statement of operations.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K filed during the quarter.

    None.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

United Australia/Pacific, Inc.
Date:	November 14, 2001
By:	/s/ Valerie L. Cover Valerie L. Cover Controller (A Duly Authorized Officer and Principal Accounting Officer)